Form 10-Q
period 2024-06-30
Fidelity Ethereum Fund
filed 2024-08-23
CIK 2000046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number: 001-42163

Fidelity® Ethereum Fund

(Exact Name of Registrant as Specified in its Charter)

Delaware	99-6342530
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
245 Summer Street V13E Boston, MA	02210
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 343-3548

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Fidelity® Ethereum Fund Shares	FETH	Cboe BZX Exchange, Inc

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant had 11,875,000 outstanding shares as of August 19, 2024

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” that generally relate to future events or future performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events or developments that will or may occur in the future, including such matters as movements in the digital asset markets and indexes that track such movements, Fidelity Ethereum Fund’s (the “Trust”) operations, FD Funds Management LLC’s (the “Sponsor”) plans and references to the Trust’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation, the risks, uncertainties and other factors we identify in this Quarterly Report and in our filings with the Securities and Exchange Commission (the “SEC”).

Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this Quarterly Report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward-looking statements made in this Quarterly Report are qualified by these cautionary statements, and there can be no assurance that actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of its Shares.

Should one or more of these risks discussed in this Quarterly Report or other uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those described in forward-looking statements. Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Moreover, neither the Trust, the Sponsor, nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Investors are therefore cautioned against placing undue reliance on forward-looking statements.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Fidelity Ethereum Fund

Statement of Assets and Liabilities

(unaudited)

(Amounts in 000’s of US$, except for share and per share data)	June 30, 2024
Assets
Investment in ether, at fair value (cost $4,751)	$4,368
Total Assets	$4,368
Liabilities	$—
Commitments and Contingencies (Note 6)
Net Assets
Shares, no par value (unlimited shares authorized) 125,000 issued and outstanding at June 30, 2024	$—
Paid-in-capital	4,751
Total distributable earnings (loss)	(383)
Total Net Assets	$4,368
Net Asset Value per share (125,000 shares issued and outstanding as of June 30, 2024)	$34.94

Values shown as $— in the Statement of Assets and Liabilities may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Ethereum Fund

Statement of Operations

(unaudited)

(Amounts in 000’s of US$)	For the period May 24, 2024 (seeding date) through June 30, 2024
Investment income:
Investment income	$—
Expenses:
Sponsor fee, related party	—
Total expenses before waiver	—
Sponsor fee waived	—
Net expenses	—
Net Investment Income (Loss)	$—
Net Realized and Unrealized Gain (Loss) from:
Net realized gain (loss) on investment in ether	—
Net change in unrealized appreciation (depreciation) on investment in ether	(383)
Net Realized and Unrealized Gain (Loss) on Investment in ether	$(383)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(383)

Values shown as $— in the Statement of Operations may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Ethereum Fund

Statement of Changes in Net Assets

(unaudited)

(Amounts in 000’s of US$, except for shares)	For the period May 24, 2024 (seeding date) through June 30, 2024
Operations:
Net investment income (loss)	$—
Net realized gain (loss) on investment in ether	—
Net change in unrealized appreciation (depreciation) on investment in ether	(383)
Net increase (decrease) in net assets resulting from operations	$(383)
Capital share transactions:
Shares issued	$4,751
Shares redeemed	—
Net increase (decrease) in net assets resulting from capital share transactions	4,751
Total increase (decrease) in net assets	4,368
Net Assets, beginning of period	—
Net Assets, end of period	$4,368
Changes in shares outstanding:
Shares outstanding, beginning of period	—
Shares issued	125,001
Shares redeemed	(1)
Net increase in shares	125,000
Shares outstanding, end of period	125,000

Values shown as $— in the Statement of Changes in Net Assets may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Ethereum Fund

Statement of Cash Flows

(unaudited)

(Amounts in 000’s of US$)	For the period May 24, 2024 (seeding date) through June 30, 2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(383)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payments for purchases of ether	(4,751)
Net change in unrealized (appreciation) depreciation on investment in ether	383
Net cash provided by (used in) operating activities	$(4,751)
Cash flows from financing activities:
Proceeds from issuance of capital shares	$4,751
Cash paid for redemption of capital shares	—
Net cash provided by (used in) financing activities	$4,751
Cash
Net increase (decrease) in cash	$—
Cash, beginning of the period	$—
Cash, end of the period	$—

Values shown as $— in the Statement of Cash Flows may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Ethereum Fund

Schedule of Investment

June 30, 2024

(unaudited)

(Amounts in 000’s of US$, except for quantity of ether and percentages)
Investments (a)	Quantity of Ether	Cost	Fair Value	Percentage of Net Assets
Investment in ether, at Fair Value
Global
Ether	1,250	$4,751	$4,368
Total Investment in ether, at Fair Value		$4,751	$4,368	100.00%
Total Net Assets		$4,751	$4,368	100.00%

(a) Non-income producing investment

The accompanying notes are an integral part of these financial statements

Fidelity Ethereum Fund

Notes to the Financial Statements

Note 1: Organization

Fidelity Ethereum Fund (the “Trust”) is a Delaware Statutory Trust that was formed on October 31, 2023, pursuant to the Delaware Statutory Trust Act. The Trust’s investment objective is to seek to track the performance of ether, the native token of the Ethereum blockchain, as measured by the performance of the Fidelity Ethereum Reference Rate (the “Index”), adjusted for the Trust’s expenses and other liabilities. The Trust is sponsored by FD Funds Management LLC (the “Sponsor”), a wholly-owned subsidiary of FMR LLC. CSC Delaware Trust Company is the trustee of the Trust (the “Trustee”). The Trust will operate pursuant to a Trust Agreement, as amended and/or restated from time to time (the “Trust Agreement”).

Prior to June 4, 2024, the Trust has had no operations to date other than matters relating to the sale and issuance of one seed Share of the Trust to an affiliate at a per-Share price of $40 on May 24, 2024. On June 4, 2024, the seed Share was redeemed for cash and the Seed Capital Investor purchased 125,000 Shares at a per-Share price of $38 (the “Seed Baskets”). On June 4, 2024, the Trust purchased 1,250 ether with the proceeds of the Seed Baskets. On July 23, 2024, the Trust commenced operations and Shares commenced trading on Cboe BZX Exchange, Inc. (the “Exchange”).

Note 2: Significant Accounting Policies

The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.

Basis of Presentation

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and are stated in United States (“US”) dollars. The Trust qualifies as an investment company for accounting purposes pursuant to the accounting and reporting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies. The Trust uses fair value as its method of accounting for ether in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of 1940.

In the opinion of the Trust, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of financial statements for the period presented.

Use of Estimates

The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual amounts may ultimately differ from those estimates and the differences could be material.

Ethereum Assets

Ether is an Ethereum-based token, which is a type of digital asset based on an open‐source cryptographic protocol existing on an Ethereum network. The Ethereum network supports ether and other Ethereum-based tokens. Digital assets are defined broadly as digital records that are made using cryptography for verification and security purposes, on a distributed ledger and may be characterized by their ability to be used as a medium of exchange, a representation to provide or access goods or services, or as a financing vehicle, such as a security. The Trust identifies ether as an “other investment” in accordance with ASC Topic 946.

Investment Valuation

Due to the Trust’s classification as an investment company, investments in ether are recorded on the financial statements at their estimated fair value in accordance with ASC Topic 820 Fair Value Measurement (“ASC 820”). ASC 820 requires the determination of the Trust’s principal market or, in the absence of a principal market, the most advantageous market (principal market) and the assumption that ether is sold in their principal market. The Trust determines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants using the principal market on the measurement date and, therefore, the principal market used must be accessible to the Trust on that date. The Trust determines its principal market price for GAAP reporting and utilizes an exchange-traded price from that principal market as of 11:59:59 p.m., EST, on the financial statement measurement date.

GAAP establishes the following fair value hierarchy that prioritizes inputs to valuation techniques used to measure fair value. The inputs are categorized in one of the following levels:

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities that the Trust is able to access at the measurement date.

Level 2 – Inputs, other than quoted prices included in Level 1, that are observable either directly or indirectly. These inputs may include (a) quoted prices for similar assets or liabilities in active markets, (b) quoted prices for identical or similar assets or liabilities in markets that are not active, (c) inputs other than quoted prices that are observable for the asset or liability, or (d) inputs derived principally from or corroborated by observable market data by correlation or other means.

Level 3 – Inputs that are unobservable (including the Trust’s own data and assumptions based on the best information available) and significant to the entire fair value measurement.

To the extent that investments are actively traded and valuation adjustments are not applied, they are categorized in Level 1 of the fair value hierarchy. Investments traded on inactive markets or valued by reference to similar instruments are generally categorized in Level 2 of the fair value hierarchy.

The availability of valuation techniques and observable inputs can vary across investment and is affected by various factors, including the nature of the investment, whether the investment is new or unestablished in the marketplace, market liquidity and other investment specific characteristics. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, determining fair value requires more judgment. Because of the uncertainty inherent in valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the investments existed. Therefore, the degree of judgment exercised by management in determining fair value is greatest for investments categorized in Level 3.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Investment Transactions and Related Investment Income

The Trust records investment transactions in ether on a trade date basis. For financial reporting purposes, the Trust’s investment holdings and Paid-In-Capital include trades executed through the end of the last business day of the period. The Trust’s purchases are recorded at cost, including transaction fees, and are subsequently fair valued in accordance with the Trust’s fair valuation policy. Changes in fair value are reflected as the net change in unrealized appreciation (depreciation) on investments in ether. Realized gains and losses from investment transactions are determined on the basis of identified cost and reflected as net realized gain (loss) on investments in ether.

Cash

Cash consists of a demand deposit held with a financial institution. At times, deposits may be in excess of federally insured limits. The Trust has not experienced any losses and does not believe it is exposed to any significant credit risk on such deposits.

Income Taxes

The Trust intends to be classified as a “grantor trust” for US federal income tax purposes. As a result, the Trust itself should not be subject to US federal income tax. Instead, the Trust’s income and expenses should “flow through” to the Shareholders, and the Trustee will report to Shareholders and the Internal Revenue Service on that basis.

The Sponsor evaluates tax positions taken or expected to be taken in the course of its tax treatment, and its tax reporting to its shareholders, of these positions to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. There were no examinations in progress at period end.

Expenses

Expenses are recorded as accrued. Expense estimates are accrued in the period to which they relate. Expenses included in the accompanying financial statements reflect the expenses of the Trust and do not include any expenses paid by the Sponsor or related entities outside of the Trust.

New Accounting Pronouncement

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-08, “Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets” (“ASU 2023-08”). ASU 2023-08 requires entities to subsequently measure certain crypto assets at fair value, and changes in fair value must be recorded in net income in each reporting period. In addition, entities are required to provide additional disclosures about the holdings of certain crypto assets. ASU 2023-08 is effective for annual and interim reporting periods beginning after December 15, 2024. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Trust is currently evaluating the impact the adoption of this new accounting standard update will have on its financial statements and related disclosures but does not expect it will have a material impact on the Trust’s financial statements as the requirements of ASU 2023-08 generally align with the accounting requirements under ASC Topic 946.

Note 3: Related Party Agreements and Transactions

Administrator

Fidelity Service Company, Inc., an affiliate of the Sponsor, serves as the Trust’s administrator (the “Administrator”). Under the Administration Agreement, the Administrator provides necessary administrative, tax and accounting services and financial reporting for the maintenance and operations of the Trust, including valuing the Trust’s ether and calculating the net asset value (“NAV”) per Share of the Trust and the NAV of the Trust and supplying pricing information to the Sponsor for the relevant website. In addition, the Administrator makes available the office space, equipment, personnel and facilities required to provide such services. All fees and expenses incurred by the Trust related to services performed by the Administrator are borne by the Sponsor.

Custodian

Fidelity Digital Asset Services, LLC, an affiliate of the Sponsor, serves as the Trust’s ether custodian (the “Custodian”). Under the Custodial Services Agreement, the Custodian is responsible for safekeeping all of the ether owned by the Trust. The Custodian was selected by the Sponsor. The Sponsor is responsible for opening an account with the Custodian that holds the Trust’s ether (the “Ether Account”), as well as facilitating the transfer or sale of ether required for the operation of the Trust. All fees and expenses incurred by the Trust related to services performed by the Custodian are borne by the Sponsor.

Distributor

Fidelity Distributors Company LLC, an affiliate of the Sponsor, (“FDC” or the “Distributor”) is responsible for reviewing and approving the marketing materials prepared by the Sponsor for compliance with applicable Securities and Exchange Commission (“SEC”) and the Financial Industry Regulatory Authority, Inc. (“FINRA”) advertising laws, rules, and regulations pursuant to a marketing agreement with the Trust. FDC is a broker-dealer registered under the Securities Exchange Act of 1934 (the “1934 Act”) and a member of FINRA. All fees and expenses incurred by the Trust related to services performed by the Distributor are borne by the Sponsor.

Index Services

Fidelity Product Services LLC, an affiliate of the Sponsor, (the “Index Provider”) is responsible for the methodology and oversight of the Index. Coin Metrics, Inc. is the third-party, independent calculation agent for the Index. All fees and expenses incurred by the Trust related to services performed by the Index Provider are borne by the Sponsor.

Sponsor Fee

On June 3, 2024, the Trust contractually agreed to pay the Sponsor a unified fee of 0.25% of the Trust’s Ether Holdings (the “Sponsor Fee”), effective as of the date of the registration statement. The Sponsor Fee will be paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Sponsor is obligated to assume and pay all fees and other expenses incurred by the Trust in the ordinary course of its affairs, excluding taxes, but including: (i) the fees of the Trust’s third-party service providers including, but not limited to, the Distributor, the Administrator, custodians, the transfer agent, the Index Provider and the Trustee, (ii) the fees and expenses related to the listing, quotation or trading of the Shares on the Exchange (including customary legal, marketing and audit fees and expenses), (iii) legal fees and expenses incurred in the ordinary course, (iv) audit fees, (v) regulatory fees, including, if applicable, any fees relating to the registration of the Trust and Shares, including any ongoing filings related to the offering of Shares, under the 1933 Act or the 1934 Act, (vi) printing and mailing costs, (vii) costs of maintaining the Trust’s website and (viii) applicable license fees (each, a “Sponsor-paid Expense” and collectively, the “Sponsor-paid Expenses”), provided that any expense that qualifies as an Extraordinary Expense will not be deemed to be a Sponsor-paid Expense. There is no cap on the amount of Sponsor-paid Expenses. The Sponsor has also assumed all fees and expenses related to the organization and offering of the Trust and the Shares.

The Trust may incur certain extraordinary, nonrecurring expenses that are not Sponsor-paid Expenses, including, but not limited to, brokerage and transactions costs associated with the sale or transfer of ether, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust, the Trust’s assets, or the interests of Shareholders, any indemnification of the Custodian or other agents, service providers or counterparties of the Trust, extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively, “Extraordinary Expenses”). To the extent on-chain transaction fees are incurred in connection with transfers or sales of ether to pay Extraordinary Expenses, the Trust will bear such fees.

The Administrator will calculate the Sponsor Fee in respect of each day based on the prior day’s Ether Holdings. The Trust’s “Ether Holdings” is the quantity of the Trust’s ether plus any cash or other assets held by the Trust represented in ether as calculated using the Index price, less its liabilities (which include estimated accrued but unpaid fees and expenses) represented in ether as calculated using the Index price. The Sponsor Fee will accrue daily in ether and be payable monthly in ether or cash. To the extent the Trust does not have cash readily available, the Sponsor will cause the transfer or sale of ether in such quantity as may be necessary to permit the payment of Trust expenses and liabilities not assumed by the Sponsor. The quantity of ether transferred or sold may vary from time to time depending on the actual sales price of ether relative to the Trust’s expenses and liabilities.

Note 4: Fair Value Measurement

The Trust’s assets recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 2. The following table presents information about the Trust’s assets measured at fair value as of June 30, 2024:

	June 30, 2024
(Amounts are in 000’s)	Level 1	Level 2	Level 3	Total
Investment in ether	$4,368	$—	$—	$4,368
Total Investments	$4,368	$—	$—	$4,368

Geographic location as well as industry/strategy classification for all investments is detailed in the accompanying Schedule of Investment. There were no purchases or transfers into or out of Level 3 during the period ended June 30, 2024.

Note 5: Capital

The Trust is an exchange-traded product. The Trust plans to continuously offer Baskets consisting of Shares to Authorized Participants. The number of outstanding Shares is expected to increase and decrease from time to time as a result of the issuance and redemption of Baskets. The issuance and redemption of Baskets requires the delivery to the Trust or the distribution by the Trust of the amount of cash represented by the Trust’s NAV of the Baskets being issued or redeemed. The total amount of cash required for the issuance or redemption of Baskets will be based on the combined net assets represented by the number of Baskets being issued or redeemed.

Shares represent fractional undivided beneficial interests in and ownership of the Trust. Shares issued by the Trust are registered in a book entry system and held in the name of Cede & Co. at the facilities of the Depository Trust Company (“DTC”), and one or more global certificates issued by the Trust to DTC evidences the Shares. Shareholders may hold their Shares through DTC if they are direct participants in DTC (“DTC Participants”) or indirectly through entities (such as broker-dealers) that are DTC Participants.

Note 6: Commitments and Contingencies

In the normal course of business, the Trust enters into certain contracts that provide a variety of indemnities, including contracts with the Sponsor and affiliates of the Sponsor, and its officers, directors, employees, subsidiaries and affiliates, and the Custodian as well as others relating to services provided to the Trust. The Trust’s maximum exposure under these and its other indemnities is unknown. However, no liabilities have arisen under these indemnities in the past and, while there can be no assurances in this regard, there is no expectation that any will occur in the future. Therefore, the Sponsor does not consider it necessary to record a liability in this regard. The risk of material loss from such claims is considered remote.

Note 7: Concentration Risk

Unlike other funds that may invest in diversified assets, the Trust’s investment strategy is concentrated in a single asset within a single asset class. This concentration maximizes the degree of the Trust’s exposure to a variety of market risks associated with ether and digital assets. By concentrating its investment strategy solely in ether, any losses suffered as a result of a decrease in the value of ether can be expected to reduce the value of an interest in the Trust and will not be offset by other gains if the Trust were to invest in underlying assets that were diversified.

Note 8: Subsequent Events

In preparation of the financial statements, management has evaluated the events and transactions subsequent to June 30, 2024, and determined that there are no subsequent events or transactions that would require adjustments to or disclosures in the Trust’s financial statements except as described below.

On July 10, 2024, the Trust and the Sponsor entered into a Fee Waiver Agreement in which the Sponsor agreed to waive the entirety of the Sponsor Fee (the “Waiver”). The Waiver will continue for a period through December 31, 2024.

On July 22, 2024, the Trust’s registration statement was declared effective. On July 23, 2024, the Trust commenced operations and Shares commenced trading.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our unaudited financial statements and related notes included elsewhere in this Quarterly Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements.

Overview of the Trust

The Fidelity Ethereum Fund (the “Trust”) is an exchange-traded product that issues shares of beneficial interest (the “Shares”) that trade on the Cboe BZX Exchange, Inc. (the “Exchange”). The Trust’s investment objective is to seek to track the performance of ether, as measured by the performance of the Fidelity Ethereum Reference Rate (the “Index”), adjusted for the Trust’s expenses and other liabilities. The Index is constructed using ether price feeds from eligible ether spot markets and a volume-weighted median price (“VWMP”) methodology, calculated every 15 seconds based on VWMP spot market data over rolling sixty-minute increments. The Index is designed to reflect the performance of ether in U.S. dollars. In seeking to achieve its investment objective, the Trust will hold ether. The Trust is sponsored by FD Funds Management LLC (the “Sponsor”), a wholly owned subsidiary of FMR LLC.

The Trust is passively managed and does not pursue active management investment strategies. The Trust will not participate in the proof-of-stake validation mechanism of the Ethereum network (i.e., the Trust will not “stake” its ether) to earn additional ether or seek other means of generating income from its Ether Holdings. The Sponsor believes that the Shares are designed to provide investors with a cost-effective and convenient way to invest in ether without purchasing, holding and trading ether directly.

The Shareholders of the Trust take no part in the management or control, and have no voice in, the Trust’s operations or business. Except in limited circumstances, Shareholders will have no voting rights under the Trust Agreement.

Valuation of Ether and Computation of Net Asset Value

For purposes of calculating the Trust’s NAV per Share, the Trust’s holdings of ether are valued using the same methodology as used to calculate the Index.

The Trust’s NAV per Share is calculated by:

•
taking the fair market value of its total assets based on the volume-weighted median price of ether used for the calculation of the Index;
•
subtracting any liabilities; and
•
dividing that total by the total number of outstanding Shares.

The Administrator calculates the NAV of the Trust once each Exchange trading day. The NAV for a normal trading day will be released after 4:00 p.m. EST. Trading during the core trading session on the Exchange typically closes at 4:00 p.m. EST. However, NAVs are not officially struck until after 4:00 p.m. EST. The pause after 4:00 p.m. EST provides an opportunity for the Sponsor to algorithmically detect, flag, investigate, and correct unusual pricing should it occur. The Sponsor has established a Valuation Committee to carry out the day-to-day fair valuation responsibilities and has adopted policies and procedures to govern the fair valuation process and the activities of the Valuation Committee. If the Valuation Committee determines in good faith that the Index does not reflect an accurate ether price, then the Valuation Committee will instruct the Administrator to employ an alternative method to determine the fair value of the Trust’s assets. In determining an alternative fair value method, the Valuation Committee generally considers such criteria as observable market-based inputs, including market quotations and last sale information from third-party pricing services and/or trading platforms on which ether are traded. The Valuation Committee’s selection of third-party pricing services used considers the qualifications, experience, and history of the pricing services and whether their valuation methodologies and procedures are reasonably designed to produce prices that reflect fair value under the prevailing market conditions.

In addition, in order to provide updated information relating to the Trust for use by Shareholders and market professionals, a third-party financial data provider will calculate and disseminate throughout the core trading session on each trading day an updated intraday indicative value (“IIV”). The IIV will be calculated based on the Trust’s Ether Holdings and any other assets expected to comprise that day’s NAV calculation. The third-party financial data provider will use the Blockstream Crypto Data Feed Streaming Level 1 as the pricing source for the spot ether. The Blockstream Crypto Data Feed Streaming Level 1 calculates an average of current ether price levels of the ether trading platforms that are available on its feed. The ether trading platforms included in the Blockstream Crypto Data Feed Streaming Level 1 include Bitflyer, Bitfinex, Binance US, Bitso, Bitstamp, BTSE, CEX IO, Exmo, Gemini, itBit, LMAX Digital and OK Coin. The Trust will provide an IIV per Share updated every 15 seconds, as calculated by the Exchange or a third-party financial data provider during the Exchange’s regular trading hours of 9:30 a.m. to 4:00 p.m. EST (“Regular Trading Hours”). The IIV disseminated during Regular Trading Hours should not be viewed as an actual real-time update of the NAV, which will be calculated only once at the end of each trading day as described herein.

Critical Accounting Policies and Estimates

Principal Market and Fair Value Determination

The Trust’s periodic financial statements are prepared in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”). ASC Topic 820 requires the fair value measurement of ether to assume that transactions take place in the principal market or, in the absence of a principal market, the most advantageous market, for ether that the Trust has access to. The Trust may buy and sell ether through brokered, dealer, over-the-counter, exchange or other markets. The Sponsor determines in its sole discretion the valuation sources and policies used to prepare the Trust’s financial statements in accordance with GAAP. The Trust engaged a third-party pricing service to obtain an exchange-traded price from a principal market for ether, which was determined and designated based on its consideration of several exchange characteristics, including oversight, and the volume and frequency of trades. The exchange-traded price from the principal market on the periodic financial statements is as of 11:59:59 p.m. EST on the Trust’s financial statement measurement date.

Results of Operations

Prior to June 4, 2024, the Trust has had no operations to date other than matters relating to the sale and issuance of one share of the Trust to an affiliate for an aggregate purchase price of $40 on May 24, 2024. On June 4, 2024, the seed share was redeemed for cash and the Seed Capital Investor purchased 125,000 Shares at a per-Share price of $38 (the “Seed Baskets”). On June 4, 2024, the Trust purchased 1,250 ether with the proceeds of the Seed Baskets. On July 23, 2024, the Trust commenced operations and Shares commenced trading on the Exchange.

On June 4, 2024, the Trust purchased 1,250 ether at an aggregate purchase price of $4.8 million. At June 30, 2024 the unrealized loss was $0.4 million.

Expenses incurred during the period May 24, 2024 (seeding date) to June 30, 2024 in connection with the organization of the Trust and the initial offering costs of the Shares were borne by the Sponsor and will not be subject to reimbursement by the Trust.

Cash Resources and Liquidity

The Trust does not hold a cash balance except in connection with the creation and redemption of Baskets or to pay expenses not assumed by the Sponsor. To the extent the Trust does not have available cash to facilitate redemptions or pay expenses not assumed by the Sponsor, the Trust will sell ether. When selling ether on behalf of the Trust, the Sponsor endeavors to minimize the Trust’s holdings of assets other than ether. As a consequence, the Sponsor expects that the Trust will have an immaterial amount of cash flow from its operations and that its cash balance will be insignificant at the end of each reporting period. The Trust’s only sources of cash are proceeds from the sale of Baskets and ether.

Off Balance Sheet Arrangements and Contractual Obligations

The Trust has not used, nor does it expect to use in the future, special purpose entities to facilitate off balance sheet financing arrangements and has no loan guarantee arrangements or off balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services for the Trust. While the Trust’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Trust’s financial position.

Sponsor Fee payments made to the Sponsor will be calculated as a fixed percentage of 0.25% of the Trust’s Ether Holdings. As such, the Sponsor cannot anticipate the payment amounts that will be required under these arrangements for future periods as the Trust’s net assets are not known until a future date.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Trust is not required to provide the information required by this item in this Quarterly Report.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended, we, under the supervision and with the participation of our President (principal executive officer) and Treasurer (principal financial officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in our Prospectus dated July 22, 2024 (Registration No. 333-278249).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) On May 24, 2024, FMR Capital, Inc. (the “Seed Capital Investor”), an affiliate of the Sponsor, purchased one Share at a per-Share price of $40 (the “Seed Share”) in a transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”). Delivery of the Seed Share was made on May 24, 2024. Total proceeds to the Trust from the sale of the Seed Share was $40. On June 4, 2024, the Seed Share was redeemed for cash and the Seed Capital Investor purchased 125,000 Shares at a per-Share price of $38 (the “Seed Baskets”) in a transaction exempt from registration under Section 4(a)(2) of the Securities Act. Total proceeds to the Trust from the sale of the Seed Baskets were $4.8 million. On June 4, 2024, the Trust purchased 1,250 ether with the proceeds of the Seed Baskets.

(b) Not applicable.

(c) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*

Certification of Principal Financial and Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned in the capacities* indicated, thereunto duly authorized.

FIDELITY ETHEREUM FUND

Date: August 23, 2024	By:	/s/ Cynthia Lo Bessette
	Name:	Cynthia Lo Bessette
	Title:	President (Principal Executive Officer)

FIDELITY ETHEREUM FUND

Date: August 23, 2024	By:	/s/ Heather Bonner
	Name:	Heather Bonner
	Title:	Treasurer (Principal Financial and Accounting Officer)

* The registrant is a trust and the persons are signing in their capacities as officers of FD Funds Management LLC, the Sponsor of the registrant.