Form 10-Q
period 2024-09-30
Fidelity Ethereum Fund
filed 2024-11-13
CIK 2000046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The registrant had 18,200,000 outstanding shares as of November 8, 2024

Table of Contents

		Page

PART I.	FINANCIAL INFORMATION	2

Item 1.	Financial Statements	2
	Statement of Assets and Liabilities as of September 30, 2024 (unaudited)	2
	Statements of Operations for the three months ended September 30, 2024 and for the period May 24, 2024 (seeding date) through September 30, 2024 (unaudited)	3
	Statements of Changes in Net Assets for the three months ended September 30, 2024 and for the period May 24, 2024 (seeding date) through September 30, 2024 (unaudited)	4
	Statement of Cash Flows for the period May 24, 2024 (seeding date) through September 30, 2024 (unaudited)	5
	Schedule of Investment as of September 30, 2024 (unaudited)	6
	Notes to Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17

PART II.	OTHER INFORMATION	18

Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Mine Safety Disclosures	18
Item 5.	Other Information	18
Item 6.	Exhibits	19
Signatures		20

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Fidelity Ethereum Fund

Statement of Assets and Liabilities

(unaudited)

(Amounts in 000’s of US$, except for share and per share data)	September 30, 2024
Assets
Investment in ether, at fair value (cost $481,408)	$424,493
Total Assets	$424,493
Liabilities	$—
Commitments and Contingencies (Note 6)
Net Assets
Shares, no par value (unlimited shares authorized) 16,150,000 shares issued and outstanding at September 30, 2024	$—
Paid-in-capital	483,504
Total distributable earnings (loss)	(59,011)
Total Net Assets	$424,493
Net Asset Value per share (16,150,000 shares issued and outstanding as of September 30, 2024)	$26.28

Values shown as $— in the Statement of Assets and Liabilities may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Ethereum Fund

Statements of Operations

(unaudited)

(Amounts in 000’s of US$)	Three Months Ended September 30,	For the period May 24, 2024 (seeding date) through September 30,
	2024	2024
Investment Income:
Investment income	$—	$—
Expenses:
Sponsor fee	139	139
Total Expenses Before Waiver	139	139
Sponsor fee waived	(139)	(139)
Net Expenses	—	—
Net Investment Income (Loss)	$—	$—
Net Realized and Change in Unrealized Gain (Loss) from:
Net realized gain (loss) on investment in ether	(2,096)	(2,096)
Net change in unrealized appreciation (depreciation) on investment in ether	(56,532)	(56,915)
Net Realized and Change in Unrealized Gain (Loss) on Investment in ether	$(58,628)	$(59,011)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(58,628)	$(59,011)

Values shown as $— in the Statements of Operations may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Ethereum Fund

Statements of Changes in Net Assets

(unaudited)

(Amounts in 000’s of US$, except for shares)	Three Months Ended September 30,	For the period May 24, 2024 (seeding date) through September 30,
	2024	2024
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$—	$—
Net realized gain (loss) on investment in ether	(2,096)	(2,096)
Net change in unrealized appreciation (depreciation) on investment in ether	(56,532)	(56,915)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(58,628)	$(59,011)
Capital Share Transactions:
Shares issued	$488,232	$492,983
Shares redeemed	(9,479)	(9,479)
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	478,753	483,504
Total Increase (Decrease) in Net Assets	420,125	424,493
Net Assets, beginning of period	4,368	—
Net Assets, End of Period	$424,493	$424,493
Changes in Shares Outstanding:
Shares outstanding, beginning of period	125,000	—
Shares issued	16,375,000	16,500,001
Shares redeemed	(350,000)	(350,001)
Net Increase in Shares	16,025,000	16,150,000
Shares Outstanding, End of Period	16,150,000	16,150,000

Values shown as $— in the Statements of Changes in Net Assets may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Ethereum Fund

Statement of Cash Flows

(unaudited)

(Amounts in 000’s of US$)	For the period May 24, 2024 (seeding date) through September 30,
2024
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(59,011)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payments for purchases of ether	(488,769)
Proceeds from ether sold	5,265
Net realized (gain) loss on investment in ether	2,096
Net change in unrealized (appreciation) depreciation on investment in ether	56,915
Net Cash Provided by (Used in) Operating Activities	$(483,504)
Cash Flows from Financing Activities:
Proceeds from issuance of capital shares	$488,769
Cash paid for redemption of capital shares	(5,265)
Net Cash Provided by (Used in) Financing Activities	$483,504
Cash
Net increase (decrease) in cash	$—
Cash, beginning of the period	$—
Cash, End of the Period	$—

Values shown as $— in the Statement of Cash Flows may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Ethereum Fund

Schedule of Investment

September 30, 2024

(unaudited)

(Amounts in 000’s of US$, except for quantity of ether and percentages)
Investments (a)	Quantity of Ether	Cost	Fair Value	Percentage of Net Assets
Investment in ether
Global
Ether	161,500	$481,408	$424,493
Total Investment in ether		$481,408	$424,493	100.00%
Other Assets Less Liabilities			$-	0.00%
Total Net Assets			$424,493	100.00%

(a) Non-income producing investment

The accompanying notes are an integral part of these financial statements

Fidelity Ethereum Fund

Notes to the Financial Statements

Note 1: Organization

Fidelity Ethereum Fund (the “Trust”) is a Delaware Statutory Trust that was formed on October 31, 2023, pursuant to the Delaware Statutory Trust Act. The Trust issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of the Trust. The Trust’s investment objective is to seek to track the performance of ether, the native token of the Ethereum blockchain, as measured by the performance of the Fidelity Ethereum Reference Rate (the “Index”), adjusted for the Trust’s expenses and other liabilities. The Index is designed to reflect the performance of ether in United States (“US”) dollars. The Trust is sponsored by FD Funds Management LLC (the “Sponsor”), a wholly-owned subsidiary of FMR LLC. CSC Delaware Trust Company is the trustee of the Trust (the “Trustee”). The Trust will operate pursuant to a Trust Agreement, as amended and/or restated from time to time (the “Trust Agreement”).

The Trust is passively managed. The Shareholders of the Trust do not have control or involvement in the management of the Trust. The Trust, the Sponsor, and the Trust’s service providers do not loan or pledge the assets of the Trust or use those assets as collateral for any loan or similar arrangement unless required to facilitate transaction settlement.

Prior to June 4, 2024, the Trust had no operations other than matters relating to the sale and issuance of one Share of the Trust to an affiliate at a per-Share price of $40 (the “Seed Share”) on May 24, 2024. On June 4, 2024, the Seed Share was redeemed for cash and the Seed Capital Investor purchased 125,000 Shares at a per-Share price of $38 (the “Seed Baskets”). On June 4, 2024, the Trust purchased 1,250 ether with the proceeds of the Seed Baskets. On July 22, 2024, the Trust was declared effective. On July 23, 2024, the Trust commenced operations and Shares commenced trading on Cboe BZX Exchange, Inc. (the “Exchange”).

Note 2: Significant Accounting Policies

The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.

Basis of Presentation

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and are stated in US dollars. The Trust qualifies as an investment company for accounting purposes pursuant to the accounting and reporting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”). The Trust uses fair value as its method of accounting for its investment in ether in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of 1940.

In the opinion of the Trust, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of financial statements for the periods presented.

Use of Estimates

The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual amounts may ultimately differ from those estimates and the differences could be material.

Ether Assets

Ether is an Ethereum-based token, which is a type of digital asset based on an open‐source cryptographic protocol existing on an Ethereum network. The Ethereum network supports ether and other Ethereum-based tokens. Digital assets are defined broadly as digital records that are made using cryptography for verification and security purposes, on a distributed ledger and may be characterized by their ability to be used as a medium of exchange, a representation to provide or access goods or services, or as a financing vehicle, such as a security. The Trust identifies ether as an “other investment” in accordance with ASC 946.

Investment Valuation

Due to the Trust’s classification as an investment company, investments in ether are recorded on the financial statements at their estimated fair value in accordance with ASC Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 requires the determination of the Trust’s principal market or, in the absence of a principal market, the most advantageous market (principal market) and the assumption that ether is sold in their principal market. The Trust determines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants using the principal market on the measurement date and, therefore, the principal market used must be accessible to the Trust on that date. The Trust determines its principal market price for GAAP reporting and utilizes an exchange-traded price from that principal market as of 11:59:59 p.m., EST, on the financial statement measurement date.

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

Investment Transactions and Related Investment Income

The Trust records investment transactions in ether on a trade date basis. For financial reporting purposes, the Trust’s investment holdings and Paid-In-Capital include trades executed through the end of the last business day of the period. The Trust’s purchases are recorded at cost, including transaction fees, and are subsequently fair valued in accordance with the Trust’s fair valuation policy. Changes in fair value are reflected as the net change in unrealized appreciation (depreciation) on investment in ether. Realized gains and losses from investment transactions are determined on the basis of identified cost and reflected as net realized gain (loss) on investment in ether.

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

New Accounting Pronouncement

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-08, “Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets” (“ASU 2023-08”). ASU 2023-08 requires entities to subsequently measure certain crypto assets at fair value, and changes in fair value must be recorded in net income in each reporting period. In addition, entities are required to provide additional disclosures about the holdings of certain crypto assets. ASU 2023-08 is effective for annual and interim reporting periods beginning after December 15, 2024. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Trust is currently evaluating the impact the adoption of this new accounting standard update will have on its financial statements and related disclosures but does not expect it will have a material impact on the Trust’s financial statements as the requirements of ASU 2023-08 generally align with the accounting requirements under ASC 946.

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” Effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, the amendments enhance required disclosures of segment information for public entities on an annual and interim basis. The ASU allows for early adoption with updates applied retrospectively. Management does not expect this guidance to materially impact the financial statements.

Note 3: Related Party Agreements and Transactions

Administrator

Fidelity Service Company, Inc., an affiliate of the Sponsor, serves as the Trust’s administrator (the “Administrator”). Under the Administration Agreement, the Administrator provides necessary administrative, tax and accounting services and financial reporting for the maintenance and operations of the Trust, including valuing the Trust’s ether and calculating the net asset value (“NAV”) per Share of the Trust (“Trust’s NAV”) and supplying pricing information to the Sponsor for the relevant website. In addition, the Administrator makes available the office space, equipment, personnel and facilities required to provide such services. All fees and expenses incurred by the Trust related to services performed by the Administrator are borne by the Sponsor.

Custodian

Fidelity Digital Asset Services, LLC, an affiliate of the Sponsor, serves as the Trust’s ether custodian (the “Custodian”). Under the Custodial Services Agreement, the Custodian is responsible for safekeeping all of the ether owned by the Trust. The Custodian was selected by the Sponsor. The Sponsor is responsible for opening an account with the Custodian that holds the Trust’s ether, as well as facilitating the transfer or sale of ether required for the operation of the Trust. All fees and expenses incurred by the Trust related to services performed by the Custodian are borne by the Sponsor.

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

Sponsor Fee

On June 3, 2024, the Trust contractually agreed to pay the Sponsor a unified fee of 0.25% of the Trust’s Ether Holdings (the “Sponsor Fee”), effective as of the date of the registration statement. The Trust’s “Ether Holdings” is the quantity of the Trust’s ether plus any cash or other assets held by the Trust represented in ether as calculated using the Index price, less its liabilities (which include estimated accrued but unpaid fees and expenses) represented in ether as calculated using the Index price. The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Sponsor is obligated to assume and pay all fees and other expenses incurred by the Trust in the ordinary course of its affairs, excluding taxes, but including: (i) the fees of the Trust’s third-party service providers including, but not limited to, the Distributor, the Administrator, any custodian, the Transfer Agent, the Index Provider and the Trustee, (ii) the fees and expenses related to the listing, quotation or trading of the Shares on the Exchange (including customary legal, marketing and audit fees and expenses), (iii) legal fees and expenses incurred in the ordinary course, (iv) audit fees, (v) regulatory fees, including, if applicable, any fees relating to the registration of the Trust and Shares, including any ongoing filings related to the offering of Shares, under the Securities Act of 1933 (the “1933 Act”) or the 1934 Act, (vi) printing and mailing costs, (vii) costs of maintaining the Trust’s website and (viii) applicable license fees (each, a “Sponsor-paid Expense” and collectively, the “Sponsor-paid Expenses”), provided that any expense that qualifies as an Extraordinary Expense will not be deemed to be a Sponsor-paid Expense. There is no cap on the amount of Sponsor-paid Expenses. The Sponsor has also assumed all fees and expenses related to the organization and offering of the Trust and the Shares.

On July 10, 2024, the Trust and the Sponsor entered into a Fee Waiver Agreement in which the Sponsor agreed to waive the entirety of the Sponsor Fee (the “Waiver”). The Waiver will continue through December 31, 2024.

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

The Administrator calculates the Sponsor Fee in respect of each day based on the prior day’s Ether Holdings. The Sponsor Fee accrues daily in ether and is payable monthly in ether or cash. To the extent the Trust does not have cash readily available, the Sponsor will cause the transfer or sale of ether in such quantity as may be necessary to permit the payment of Trust expenses and liabilities not assumed by the Sponsor. The amount of ether transferred or sold may vary from time to time depending on the actual sales price of ether relative to the Trust’s expenses and liabilities.

Note 4: Fair Value Measurement

The Trust’s assets recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 2. The following table presents information about the Trust’s assets measured at fair value as of September 30, 2024:

	September 30, 2024
(Amounts are in 000’s)	Level 1	Level 2	Level 3	Total
Investment in ether	$424,493	$—	$—	$424,493
Total Investments	$424,493	$—	$—	$424,493

Geographic location as well as industry/strategy classification for all investments is detailed in the accompanying Schedule of Investment.

Note 5: Capital

The Trust is an exchange-traded product. The Trust continuously offers Baskets consisting of Shares to Authorized Participants. The number of outstanding Shares is expected to increase and decrease from time to time as a result of the issuance and redemption of Baskets. The issuance and redemption of Baskets requires the delivery to the Trust or the distribution by the Trust of the amount of cash represented by the Trust’s NAV of the Baskets being issued or redeemed. The total amount of cash required for the issuance or redemption of Baskets will be based on the combined net assets represented by the number of Baskets being issued or redeemed.

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

Note 8: Financial Highlights

The Trust is presenting the following financial highlights related to investment performance and operations of a Share outstanding for the period July 23, 2024 (commencement of operations) through September 30, 2024. The total return, at net asset value is based on the change in NAV of a Share during the period and the total return, at market value is based on the change in market value of a Share on the Exchange during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

For the period July 23, 2024 (commencement of operations) through September 30,
2024
Per Share Activity
Net Asset Value, beginning of period	$34.87
Net investment income (loss) (1)	—
Net realized and unrealized gain (loss)	(8.59)
Net increase (decrease) in net assets resulting from operations	(8.59)
Net Asset Value, end of period	$26.28
Market Value per Share, beginning of period	34.87
Market Value per Share, end of period	25.97
Total Return, at Net Asset Value (2)	-24.63%
Total Return, at Market Value (2)	-25.53%
Ratios to Average Net Assets
Net investment income (loss) (3)	0.00%
Expenses, gross (3)	0.24%
Expenses, net of waivers (3)	0.00%

(1) Based on average shares outstanding during the period.

(2) Percentages are not annualized.

(3) Percentages are annualized.

Note 9: Subsequent Events

In preparation of the financial statements, management has evaluated the events and transactions subsequent to September 30, 2024, and determined that there are no subsequent events or transactions that would require adjustments to or disclosures in the Trust’s financial statements.

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

Overview of the Trust

Fidelity Ethereum Fund (the “Trust”) is an exchange-traded product that issues shares of beneficial interest (the “Shares”) that trade on the Cboe BZX Exchange, Inc. (the “Exchange”). The Trust’s investment objective is to seek to track the performance of ether, as measured by the performance of the Fidelity Ethereum Reference Rate (the “Index”), adjusted for the Trust’s expenses and other liabilities. The Index is constructed using ether price feeds from eligible ether spot markets and a volume-weighted median price (“VWMP”) methodology, calculated every 15 seconds based on VWMP spot market data over rolling sixty-minute increments. The Index is designed to reflect the performance of ether in U.S. dollars. In seeking to achieve its investment objective, the Trust holds ether and values its Shares daily based on the same methodology used to calculate the Index. The Trust is sponsored by FD Funds Management LLC (the “Sponsor”), a wholly owned subsidiary of FMR LLC.

The Trust is passively managed and does not pursue active management investment strategies. The Trust will not participate in the proof-of-stake validation mechanism of the Ethereum network (i.e., the Trust will not “stake” its ether) to earn additional ether or seek other means of generating income from its Ether Holdings. The Sponsor believes that the Shares are designed to provide investors with a cost-effective and convenient way to invest in ether without purchasing, holding and trading ether directly. The Trust sells and redeems Shares only with Authorized Participants in exchange for cash and only in blocks of 25,000 Shares.

The Shareholders of the Trust take no part in the management or control, and have no voice in, the Trust’s operations or business. Except in limited circumstances, Shareholders have no voting rights under the Trust Agreement.

Valuation of Ether and Computation of Net Asset Value

For purposes of calculating the Trust’s net asset value (“Trust’s NAV”) per Share, the Trust’s holdings of ether are valued using the same methodology as used to calculate the Index.

The Trust’s NAV per Share is calculated by:

•
taking the fair market value of its total assets based on the volume-weighted median price of ether used for the calculation of the Index;
•
subtracting any liabilities; and
•
dividing that total by the total number of outstanding Shares.

The Administrator calculates the Trust’s NAV once each Exchange trading day. The Trust’s NAV for a normal trading day is released after 4:00 p.m. Eastern time (“EST”). Trading during the core trading session on the Exchange typically closes at 4:00 p.m. EST. However, the Trust’s NAVs are not officially struck until after 4:00 p.m. EST. The pause after 4:00 p.m. EST provides an opportunity for the Sponsor to algorithmically detect, flag, investigate, and correct unusual pricing should it occur. The Sponsor has established a Valuation Committee to carry out the day-to-day fair valuation responsibilities and has adopted policies and procedures to govern the fair valuation process and the activities of the Valuation Committee. If the Valuation Committee determines in good faith that the Index does not reflect an accurate ether price, then the Valuation Committee instructs the Administrator to employ an alternative method to determine the fair value of the Trust’s assets. In determining an alternative fair value method, the Valuation Committee generally considers such criteria as observable market-based inputs, including market quotations and last sale information from third-party pricing services and/or trading platforms on which ether are traded. The Valuation Committee’s selection of third-party pricing services used considers the qualifications, experience, and history of the pricing services and whether their valuation methodologies and procedures are reasonably designed to produce prices that reflect fair value under the prevailing market conditions.

In addition, in order to provide updated information relating to the Trust for use by Shareholders and market professionals, a third-party financial data provider will calculate and disseminate throughout the core trading session on each trading day an updated intraday indicative value (“IIV”). The IIV will be calculated based on the Trust’s ether holdings and any other assets expected to comprise that day’s Trust’s NAV calculation. The third-party financial data provider will use the Blockstream Crypto Data Feed Streaming Level 1 as the pricing source for the spot ether. The Blockstream Crypto Data Feed Streaming Level 1 calculates an average of current ether price levels of the ether trading platforms that are available on its feed. The ether trading platforms included in the Blockstream Crypto Data Feed Streaming Level 1 include Bitflyer, Bitfinex, Binance US, Bitso, Bitstamp, BTSE, CEX IO, Exmo, Gemini, itBit, LMAX Digital and OK Coin. The Trust will provide an IIV per Share updated every 15 seconds, as calculated by the Exchange or a third-party financial data provider during the Exchange’s regular trading hours of 9:30 a.m. to 4:00 p.m. EST (“Regular Trading Hours”). The IIV disseminated during Regular Trading Hours should not be viewed as an actual real-time update of the Trust’s NAV, which will be calculated only once at the end of each trading day as described herein.

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

Results of Operations

Prior to June 4, 2024, the Trust had no operations other than matters relating to the sale and issuance of one share of the Trust to an affiliate for an aggregate purchase price of $40 on May 24, 2024. On June 4, 2024, the seed share was redeemed for cash and the Seed Capital Investor purchased 125,000 Shares at a per-Share price of $38 (the “Seed Baskets”). On June 4, 2024, the Trust purchased 1,250 ether with the proceeds of the Seed Baskets. On July 22, 2024, the Trust’s registration statement was declared effective. On July 23, 2024, the Trust commenced operations and Shares commenced trading on the Exchange.

The Period Ended September 30, 2024

The Trust’s net assets increased from $4.4 million on June 30, 2024 to $424.5 million on September 30, 2024. The change in the Trust’s net assets was driven by an increase in outstanding Shares, which rose from 125,000 on June 30, 2024 to 16,150,000 on September 30, 2024 as a result of 16,375,000 Shares (655 Baskets) being issued and 350,000 Shares (14 Baskets) being redeemed during the period July 23, 2024 (commencement of operations) through September 30, 2024 offset by a decrease in the price of ether, which fell 23.79% from $3,448.77 on July 23, 2024 to $2,628.44 on September 30, 2024.

The Trust’s NAV per Share decreased 25.50% from $34.79 on July 23, 2024 to $25.92 on September 30, 2024 (last business day).

The Trust’s NAV per Share of $34.79 at July 23, 2024 was the highest during the period July 23, 2024 through September 30, 2024, compared with a low of $22.24 at September 6, 2024.

During the quarter ended September 30, 2024, the quantity of ether owned by the Trust and held by the ether custodian increased from 1,250 on June 30, 2024 to 161,500 on September 30, 2024. The increase in quantity resulted from using net cash proceeds received from the increase in capital transactions to purchase ether.

The net decrease in net assets resulting from operations for the quarter ended September 30, 2024 was $58.6 million, resulting from a net unrealized depreciation on investment in ether of $56.5 million and a net realized loss of $2.1 million from the sale of the investment in ether for the redemption of Shares.

Cash Resources and Liquidity

The Trust does not hold a cash balance except in connection with the issuance and redemption of Baskets or to pay expenses not assumed by the Sponsor. To the extent the Trust does not have available cash to facilitate redemptions or pay expenses not assumed by the Sponsor, the Trust will sell ether. When selling ether on behalf of the Trust, the Sponsor endeavors to minimize the Trust’s holdings of assets other than ether. As a consequence, the Sponsor expects that the Trust will have an immaterial amount of cash flow from its operations and that its cash balance will be insignificant at the end of each reporting period. The Trust’s only sources of cash are proceeds from the sale of Baskets and ether.

In exchange for the Sponsor Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. The Sponsor contractually waived the Sponsor Fee until December 31, 2024, and will accrue at an annual rate of 0.25% of the Trust’s Ether Holdings after the Waiver period ends.

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

Sponsor Fee payments made to the Sponsor will be calculated as a fixed percentage of the Trust’s Ether Holdings. As such, the Sponsor cannot anticipate the payment amounts that will be required under these arrangements for future periods as the Trust’s Ether Holdings are not known until a future date.

Selected Operating Data

September 30, 2024
Price of ether on principal market (1)	$2,628.44
NAV per Share (2)	$26.28

(1) The Trust performed an assessment of the principal market at 11:59:59 p.m., EST, on September 30, 2024.

(2) The NAV per Share was calculated using the fair value of ether based on the principal market price at 11:59:59 p.m., EST, on September 30, 2024.

September 30, 2024
(Last Business Day)
Index price (3)	$2,592.25
Trust’s NAV per Share (3)	$25.92

(3) The Trust’s NAV per Share is derived from the Index Price as represented by the Index as of 4:00 p.m., EST, on the last business day of the quarter. The Trust’s NAV per Share is calculated using a non-GAAP methodology. Refer to the “Overview of the Trust” and “Valuation of Ether and Computation of Net Asset Value” sections of Item 2 herein for a description of the Index methodology and calculation of the Trust’s NAV per Share. The ether spot markets included in the Index as of the last business day of the quarter were Bitstamp, Coinbase, Gemini, itBit, Kraken, and LMAX Digital.

As of 4:00 p.m., EST, on the last business day of the quarter ended September 30, 2024, the Trust’s total value of ether based on the Index Price (non-GAAP methodology) was $418,648,375 and the total market value of the Trust’s ether based on the price of ether at 4:00 p.m., EST, in the principal market was $419,018,210.

Analysis of Price Movements

Investors should understand the relationship between the Index Price (non-GAAP measurement of the price of ether), the Trust’s NAV per Share (non-GAAP measurement of the price of ether affected by non-ether net assets, such as the Sponsor Fee), FETH’s market price per share, and ether’s principal market price. Investors should also be aware that past movements are not indicators of future movements. Movements may be influenced by various factors, including, but not limited to, government regulation, security breaches experienced by service providers, as well as political and economic uncertainties around the world.

The following chart illustrates the movement in the Index Price, the principal market price, and the Trust’s NAV per Share from July 23, 2024 (commencement of operations) to September 30, 2024.

Movement in Index Price, Principal Market Price, and Trust's NAV per Share
20%
10%
0%
-10%
-20%
-30%
-40%
July 23, 2024
August 15, 2024
September 7, 2024
September 30, 2024
Index Price
Price of ether on principal market
Trust's NAV per Share

During the period from July 23, 2024 to September 30, 2024, the Index Price has ranged from $2,224.34 on September 6, 2024 to $3,478.73 on July 23, 2024. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent ether spot markets individually or as a group.

During the period from July 23, 2024 to September 30, 2024, the market price of ether, as reported on the Trust’s principal market, has ranged from $2,237.64 on September 6, 2024 to $3,448.77 on July 23, 2024.

Shares trade in the secondary market on the Exchange. Shares may trade in the secondary market at prices that are lower or higher relative to the Trust’s NAV per Share. The amount of the discount or premium in the trading price relative to the Trust’s NAV per Share may be influenced by various factors, including the number of Shareholders who seek to purchase or sell Shares in the secondary market and the liquidity of ether. The following chart sets out the historical closing prices for the Shares as reported by the Exchange and the Trust’s NAV per Share from July 23, 2024 to September 30, 2024 (last business day).

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

(b) Not applicable.

(c) The Trust does not purchase Shares directly from its shareholders. The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2024:

Title of Securities Registered*	Date	Total Number of Shares Redeemed	Average Price Per Share
Fidelity® Ethereum Fund
Shares
	07/01/2024 to 07/31/2024	50,000	31.20
	08/01/2024 to 08/31/2024	200,000	26.33
	09/01/2024 to 09/30/2024	100,000	26.53

* The registration statement covers an indeterminate amount of securities to be offered or sold.

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

FIDELITY ETHEREUM FUND

Date: November 13, 2024	By:	/s/ Cynthia Lo Bessette
	Name:	Cynthia Lo Bessette
	Title:	President (Principal Executive Officer)

FIDELITY ETHEREUM FUND

Date: November 13, 2024	By:	/s/ Heather Bonner
	Name:	Heather Bonner
	Title:	Treasurer (Principal Financial and Accounting Officer)

* The registrant is a trust and the persons are signing in their capacities as officers of FD Funds Management LLC, the Sponsor of the registrant.

1.9912512.100

ETH-10Q3-1124