Form 10-K
period 2024-12-31
Fidelity Ethereum Fund
filed 2025-03-14
CIK 2000046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________________ TO ____________________

Commission File Number 001-42163

Fidelity® Ethereum Fund

(Exact name of Registrant as specified in its Charter)

Delaware	99-6342530
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
245 Summer Street V13E Boston, MA	02210
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 343-3548

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Fidelity® Ethereum Fund Shares	FETH	Cboe BZX Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: NoT APPLICABLE

Number of Shares outstanding as of March 10, 2025: 43,525,000

DOCUMENTS INCORPORATED BY REFERENCE: None

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains “forward-looking statements” that generally relate to future events or future performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this Annual Report that address activities, events or developments that will or may occur in the future, including such matters as movements in the digital asset markets and indexes that track such movements, the Trust’s operations, the Sponsor’s plans and references to the Trust’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation, the risks, uncertainties and other factors we identify in this Annual Report and in our filings with the Securities and Exchange Commission (the “SEC”).

Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this Annual Report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward-looking statements made in this Annual Report are qualified by these cautionary statements, and there can be no assurance that actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of its Shares.

Should one or more of these risks discussed in this Annual Report or other uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those described in forward-looking statements. Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Moreover, neither the Trust, the Sponsor, nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Investors are therefore cautioned against placing undue reliance on forward-looking statements.

PART I

Item 1. Business.

Summary

Fidelity Ethereum Fund (the “Trust”) is a Delaware statutory trust formed on October 31, 2023. The Trust issues common shares of beneficial interest (“Shares”), which represent fractional undivided beneficial interest in and ownership of the Trust. The Shares of the Trust are listed on the Cboe BZX Exchange, Inc. (“Cboe BZX”). FD Funds Management LLC (the “Sponsor”) is the sponsor of the Trust, CSC Delaware Trust Company (the “Trustee”) is the trustee of the Trust, State Street Bank and Trust Company (“State Street” or the “Transfer Agent”) is the Trust’s transfer agent (in such capacity, the “Transfer Agent”) and cash custodian (in such capacity, the “Cash Custodian”), and Fidelity Digital Asset Services, LLC (“FDAS” or the “Custodian”) is the custodian for the Trust, and will hold all of the Trust’s ether on the Trust’s behalf. The operations of the Trust are governed by the Trust Agreement, as amended and/or restated from time to time (the “Trust Agreement”). The Trust is an exchange-traded product. When the Trust sells or redeems its Shares, it will do so in blocks of 25,000 Shares (a “Basket”) based on the quantity of ether attributable to each Share of the Trust (net of accrued but unpaid expenses and liabilities).

The Trust’s inception of operation was July 23, 2024. The Trust has not had any operations prior to July 23, 2024, other than matters relating to its organization and the registration of the Shares under the Securities Act of 1933 (the “1933 Act”).

The Sponsor maintains a website www.fidelity.com, through which the Trust’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), can be accessed free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (the “SEC”). The information on the Trust’s website is not, and shall not be deemed to be, part of this report or incorporated into any other filings we make with the SEC. Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

Investment Objectives and Principal Investment Strategies

Investment Objectives

The Trust’s investment objective is to seek to track the performance of ether, the native token of the Ethereum blockchain, as measured by the performance of the Fidelity Ethereum Reference Rate (the “Index”), adjusted for the Trust’s expenses and other liabilities. In seeking to achieve its investment objective, the Trust holds ether.

Principal Investment Strategies

The Trust will hold ether and values its Shares daily as of 4:00 p.m. Eastern time (“EST”) using the same methodology used to calculate the Index. All of the Trust’s ether is held by the Custodian.

The Index is designed to reflect the performance of ether in U.S. dollars. The Index is constructed using ether price feeds from eligible ether spot markets and a volume-weighted median price (“VWMP”) methodology, calculated every 15 seconds based on VWMP spot market data over rolling sixty-minute increments to develop an ether price composite. The Index methodology was developed by Fidelity Product Services LLC (the “Index Provider”) and is monitored by the Fidelity Index Committee (the “Committee”) with the assistance of the Fidelity Digital Asset Indices Advisory Committee. Coin Metrics, Inc. is the third-party calculation agent (“Calculation Agent”) for the Index.

The Trust provides exposure to the value of ether, and the Shares of the Trust are valued on a daily basis using the same methodology used to calculate the Index. The Trust provides investors with the opportunity to access the market for ether through a traditional brokerage account without the potential barriers to entry or risks involved with holding or transferring ether directly or acquiring it from an ether spot market. The Trust is passively managed and does not pursue active management investment strategies. The Trust keeps custody of its ether at an affiliate of the Sponsor, Fidelity Digital Asset Services, LLC (“FDAS” or the “Custodian”), a New York state limited purpose trust company that provides custody and trade execution services for digital assets. The Trust will not stake the ether custodied at the Custodian. The Trust will not invest in derivatives.

Information About Ether, Ether Markets and Regulation of Ether

This section of the Annual Report provides a more detailed description of ether, including information about the historical development of ether, how a person holds ether, how to use ether in transactions, how to trade ether, the spot markets where ether can be bought, held and sold, the ether over-the-counter (“OTC”) market and the proof-of-stake concept.

Ether and the Ethereum network

Ether is a digital asset that is created and transmitted through the operations of the Ethereum peer-to-peer network and associated blockchain ledger (the “Ethereum blockchain” and together the “Ethereum network”), a network of computers, known as nodes, that operates on cryptographic computer-code based logic, called a protocol. No single entity owns or operates the Ethereum network, the infrastructure of which is collectively maintained by a distributed user base, a phenomenon known as decentralization. Ether is not issued by governments, banks or any other centralized authority. The Ethereum network allows people to exchange tokens of value, called ether, which are recorded on a public transaction ledger known as the Ethereum blockchain. Ether can be used to pay for goods and services, including computational power on the Ethereum network, or it can be converted to fiat currencies, such as the U.S. dollar, at rates determined on digital asset exchanges or in individual end-user-to-end-user transactions under a barter system.

The Ethereum network allows users to write and implement computer programs called smart contracts—that is, general-purpose code that executes on every computer in the network and can instruct the transmission of information and value based on a sophisticated set of logical conditions. Using smart contracts, users can create markets, store registries of debts or promises, represent the ownership of property, move funds in accordance with conditional instructions and create digital assets other than ether on the Ethereum network. Smart contract operations are executed on the Ethereum blockchain in exchange for payment of ether. The Ethereum network is one of a number of projects intended to expand blockchain use beyond just a peer-to-peer money system.

The Ethereum network is commonly understood to be decentralized and does not require governmental authorities or financial institution intermediaries to create, transmit or determine the value of ether. Rather, following the initial distribution of ether, ether is created, burned and allocated by the Ethereum network protocol through a process that is currently subject to an issuance and burn rate as further described under “Limits on Ether Supply” below. The value of ether is determined by the supply of and demand for ether on the digital asset exchanges or in private end-user-to-end-user transactions. There is no hard cap which would limit the number of outstanding ether at any one time to a predetermined maximum.

New ether are created and rewarded to the validators of a block in the Ethereum blockchain for verifying transactions. The Ethereum blockchain is effectively a decentralized database that includes all blocks that have been validated and it is updated to include new blocks as they are validated. Each ether transaction is broadcast to the Ethereum network and, when included in a block, recorded in the Ethereum blockchain. As each new block records outstanding ether transactions, and outstanding transactions are settled and validated through such recording, the Ethereum blockchain represents a complete, transparent and unbroken history of all transactions of the Ethereum network.

Among other things, ether is used to pay for transaction fees and computational services (i.e., smart contracts) on the Ethereum network; users of the Ethereum network pay for the computational power of the machines executing the requested operations with ether. Requiring payment in ether on the Ethereum network incentivizes developers to write quality applications and increases the efficiency of the Ethereum network because wasteful code costs more. It also ensures that the Ethereum network remains economically viable by compensating people for their contributed computational resources.

History of Ethereum

The Ethereum network was originally described in a 2013 white paper by Vitalik Buterin, a programmer involved with bitcoin, with the goal of creating a peer-to-peer, open-source network enabling users to create so-called decentralized applications powered by smart contracts, which are general-purpose code that executes on the Ethereum network. By combining the Ethereum blockchain with a flexible scripting language that is designed to be capable of implementing sophisticated logic and to execute a wide variety of instructions, the Ethereum network was designed to act as a programmable infrastructure layer that would enable users to create their own rules for ownership, transaction formats and state transition functions that they could build into custom software programs of their own creation. The formal development of the Ethereum network began through a Swiss firm called Ethereum Switzerland GmbH (“EthSuisse”) in conjunction with several other entities. Subsequently, the Ethereum Foundation, a Swiss non-profit organization, was set up to oversee the Ethereum network protocol’s development. The Ethereum network went live on July 30, 2015. Decentralized applications may be controlled by a single user or small group. Smart contracts, including those relating to decentralized finance (“DeFi”) applications, are a new technology and their ongoing development and operation may result in problems, which could reduce the demand for ether or cause a wider loss of confidence in the Ethereum network, either of which could have an adverse impact on the value of ether.”

Ether is the digital asset that powers the Ethereum network and serves as the network’s native unit of account that is used to pay the “gas” fees needed to power decentralized applications and smart contracts and execute transactions. Unlike other digital assets, such as bitcoin, which are solely created through a progressive mining process, 72.0 million ether were created in connection with the launch of the Ethereum network. Coinciding with the network launch, it was decided that EthSuisse would be dissolved, designating the Ethereum Foundation as the sole organization dedicated to protocol development.

Smart Contracts and Development on the Ethereum Network

Smart contracts are programs that run on a blockchain that can execute automatically when certain conditions are met. Smart contracts facilitate the exchange of anything representative of value, such as money, information, property, or voting rights. Using smart contracts, users can send or receive digital assets, create markets, store registries of debts or promises, represent ownership of property or a company, move funds in accordance with conditional instructions and create new digital assets.

Development on the Ethereum network involves building more complex tools on top of smart contracts, such as decentralized applications (“DApps”); organizations that are autonomous, known as decentralized autonomous organizations (“DAOs”); and entirely new decentralized networks. For example, a company that distributes charitable donations on behalf of users could hold donated funds in smart contracts that are paid to charities only if the charity satisfies certain pre-defined conditions.

The Ethereum network has also been used as a platform for creating new digital assets and conducting their associated initial coin offerings. As of December 31, 2024, it is believed that a majority of digital assets not issued as the native token on their own blockchains were built on the Ethereum network, with such assets representing a significant amount of the total market value of all digital assets.

More recently, the Ethereum network has been used for DeFi or open finance platforms, which seek to democratize access to financial services, such as borrowing, lending, custody, trading, derivatives and insurance, by removing third-party intermediaries. DeFi can allow users to lend and earn interest on their digital assets, exchange one digital asset for another and create derivative digital assets such as algorithmic stablecoins, which are digital assets pegged to a reserve asset such as fiat currency. During 2024, between $29.4 billion and $79.2 billion worth of digital assets were locked up as collateral on DeFi platforms on the Ethereum network.

In addition, the Ethereum network and other smart contract platforms have been used for creating non-fungible tokens (“NFTs”). Unlike digital assets native to smart contract platforms which are fungible and enable the payment of fees for smart contract execution, NFTs allow for digital ownership of assets that convey certain rights to other digital or real-world assets. This new paradigm allows users to own rights to other assets through NFTs, which enable users to trade them with others on the Ethereum network. For example, an NFT may convey rights to a digital asset that exists in an online game or a DApp, and users can trade their NFT in the DApp or game, and carry them to other digital experiences, creating an entirely new free-market internet-native economy that can be monetized in the physical world.

The DAO and Ethereum Classic

In July 2016, the Ethereum network experienced what is referred to as a permanent hard fork that resulted in two different versions of its blockchain: Ethereum and Ethereum Classic.

In April 2016, a blockchain solutions company known as Slock announced the launch of a decentralized autonomous organization, known as “The DAO” on the Ethereum network. The DAO was designed as a decentralized crowdfunding model, in which anyone could contribute ether to The DAO in order to become a voting member and equity stakeholder in the organization. Members of The DAO could then make proposals about different projects to pursue and put them to a vote. By committing to profitable projects, members would be rewarded based on the terms of a smart contract and their proportional interest in The DAO. As of May 27, 2016, $150 million, or approximately 14% of all ether outstanding, was contributed to, and invested in, The DAO.

On June 17, 2016, an anonymous hacker exploited The DAO’s smart contract code to siphon approximately $60 million, or 3.6 million ether, into a segregated account. Upon the news of the breach, the price of ether was quickly cut in half as investors liquidated their holdings and members of the Ethereum community worked to determine a solution.

In the days that followed, several attempts were made to retrieve the stolen funds and secure the Ethereum network. However, it soon became apparent that direct interference with the protocol (i.e., a hard fork) would be necessary. The argument for the hard fork was that it would create an entirely new version of the Ethereum blockchain, erasing any record of the theft, and restoring the stolen funds to their original owners. The counterargument was that it would be antithetical to the core principle of immutability of the Ethereum blockchain.

The decision as to whether or not to hard fork the Ethereum blockchain was put to a vote of Ethereum community members. A majority of votes were cast in favor of a hard fork. On July 15, 2016, a hard fork specification was implemented by the Ethereum Foundation. On July 20, 2016, the Ethereum network completed the hard fork, and a new version of the blockchain, without recognition of the theft, was born.

Many believed that after the hard fork the original version of the Ethereum blockchain would dissipate entirely. However, a group of validators continued to mine the original Ethereum blockchain for philosophical and economic reasons. On July 20, 2016, the original Ethereum protocol was rebranded as “Ethereum Classic,” and its native token as ether classic (ETC), preserving the untampered transaction history (including the theft involving The DAO). Following the hard fork of Ethereum, each holder of ether automatically received an equivalent number of ETC tokens.

Overview of the Ethereum Network’s Operations

In order to own, transfer or use ether directly on the Ethereum network on a peer-to-peer basis (as opposed to through an intermediary, such as a custodian or centralized exchange), a person generally must have internet access to connect to the Ethereum network. Ether transactions may be made directly between end-users without the need for a third-party intermediary. To prevent the possibility of double-spending ether, a user must notify the Ethereum network of the transaction by broadcasting the transaction data to its network peers. The Ethereum network provides confirmation against double-spending by memorializing every peer-to-peer transaction in the Ethereum blockchain, which is publicly accessible and transparent. This memorialization and verification against double-spending of peer-to-peer transactions is accomplished through the Ethereum network validation process, which adds “blocks” of data, including recent transaction information, to the Ethereum blockchain.

Summary of an Ether Transaction

A “transaction request” refers to a request to the Ethereum network made by a user, in which the requesting user (the “sender”) asks the Ethereum network to send some ether or execute some code. A “transaction” refers to a fulfilled transaction request and the associated change in the Ethereum network’s state. An Ethereum client (“Ethereum Client”) is a software application that implements the Ethereum network specification and communicates with the Ethereum network. A node is a computer or other device, such as a mobile phone, running an individual Ethereum Client that is connected to other computers also running their own Ethereum Clients, which collectively form the Ethereum network. Nodes can be full nodes (meaning they host a local copy of the entire Ethereum blockchain) or light nodes, which only host a local copy of a sub-portion of the full Ethereum blockchain with reduced data. Nodes may (but do not have to) be validators, which requires them to download an additional piece of software in the node’s Ethereum Client and stake a certain amount of ether, which is discussed below.

Any user can broadcast a transaction request to the Ethereum network from a node located on the network. A user can run their own node, or they can connect to a node operated by others. For the transaction request to actually result in a change to the current state of the Ethereum network, it must be validated, executed, and “committed to the network” by another node (specifically, a validator node). Execution of the transaction request by the validator results in a change to the Ethereum network’s state once the transaction is broadcast to all other nodes across the Ethereum network. Transactions can include, for example, sending ether from one account to another, as discussed below; publishing a new smart contract onto the Ethereum network; or activating and executing the code of an existing smart contract, in accordance with the terms and conditions specified in the sender’s transaction request.

The Ethereum blockchain can be thought of as a ledger recording a history of transactions and the balances associated with individual accounts, each of which has an address on the Ethereum network. An Ethereum network account can be used to store ether. There are two types of Ethereum accounts: “externally owned accounts,” which are controlled by a private key, and “smart contract accounts,” which are controlled by their own code. Externally owned accounts are controlled by users, do not contain executable code, and are associated with a unique “public key” and “private key” pair, commonly referred to as a “wallet,” with the private key being used to execute transactions. Smart contract accounts contain, and are controlled by, their own executable code: every time the smart contract account receives a transaction from, or is “called” by, another user, the smart contract account’s code activates, allowing it to read and write to internal storage, send ether, or perform other operations. Both externally owned accounts and smart contract accounts can be used to send, hold, or receive ether, and both can interact with other smart contracts. However, only externally owned accounts have the power to initiate transactions; smart contract accounts can only send transactions of their own after they are first activated or called by another transaction. An externally owned account is associated with both a public address on the Ethereum network and a private key, while a smart contract account is only associated with a public address. While a smart contract account does not use a private key to authorize transactions, including transfers of ether, the developer of a smart contract may hold an “admin key” to the smart contract account, or have special access privileges, allowing the developer to make changes to the smart contract, enable or disable features on the smart contract, or change how the smart contract receives external inputs and data, among others.

Accounts depend on nodes to access the peer-to-peer Ethereum network. Through the node’s Ethereum Client, a user’s Ethereum wallet and its associated Ethereum network address enable the user to connect to the Ethereum network and transfer ether to, and receive ether from, other users, and interact with smart contracts, on a peer-to-peer basis. A user with an externally owned account can run their own node (and their own Ethereum Client) and connect that node to their Ethereum wallet, allowing them to make transactions from their Ethereum wallet on the Ethereum network, or a user’s wallet can connect to third-party nodes operated as a service (e.g., Infura) and access the Ethereum network that way. Multiple accounts can access the Ethereum network through one node.

Each user’s Ethereum wallet is associated with a unique “public key” and “private key” pair. To receive ether in a peer-to-peer transaction, the ether recipient must provide its public key to the sender. This activity is analogous to a recipient for a transaction in U.S. dollars providing a routing address in wire instructions to the payor so that cash may be wired to the recipient’s account. The sender approves the transfer to the address provided by the recipient by “signing” a transaction that consists of the recipient’s public key with the private key of the address from which the sender is transferring the ether. The recipient, however, does not make public or provide to the sender the recipient’s related private key, only its public key.

Neither the recipient nor the sender reveal their private keys in a peer-to-peer transaction because the private key authorizes transfer of the funds in that address to other users. Therefore, if a user loses their private key, the user may permanently lose access to the ether contained in the associated address. Likewise, ether is irretrievably lost if the private key associated with them is deleted and no backup has been made. When sending ether, a user’s Ethereum wallet must sign the transaction with the sender’s associated private key. In addition, since every computation on the Ethereum network requires processing power, there is a mandatory transaction fee involved with the transfer that is paid by the sender to the Ethereum network itself (“base fee”), plus additional transaction fees the sender can elect (or not) to pay at their discretion to the validators who validate their transaction (“tip”). The resulting digitally signed transaction is sent by the user’s Ethereum wallet, via a node (whether run by the user or operated by others), to other Ethereum network nodes, who in turn broadcast it on a peer-to-peer basis to validators to allow transaction confirmation.

Ethereum network validators record and confirm transactions when they validate and add blocks of information to the Ethereum blockchain. Validators operate through nodes whose Ethereum Clients have an extra piece of software that permits the node to perform validation transactions. In a proof-of-stake consensus protocol like that used by the Ethereum network, validators are randomly selected to validate transactions. A validator must stake 32 ether to become a validator, which allows it to activate a unique validator key pair (consisting of a public and private validator key). Each 32 ether that is staked results in issuance of a validator key pair, meaning that multiple validators can operate through a single validator node (including a validator node operated by a third party as a service). Validators generally both propose blocks (“proposers”) and participate in a committee that approves the block (“attesters”). Validators are selected based on a random process. A single person or entity running a group of validators does not gain an advantage in any one of their validators being selected. Further, an ether balance less than 32 ether (implying a slashing or inactivity leak penalty) will reduce the probability of being selected providing a bias to the better performing validators and good actors. A single person or entity can increase the numerical chances that any of their validators will be randomly selected by staking ether over multiple validators. When a validator is randomly selected by the protocol’s algorithm to propose a block, it submits a proposal for the block to be committed to the blockchain subject to completion of validation by other validators on the network, which includes data relating to (i) the verification of newly submitted transaction requests submitted by senders and (ii) a reference to the prior block in the Ethereum blockchain to which the new block is being added. The proposing validator becomes aware of outstanding transaction requests through peer-to-peer data packet transmission and distribution enforced by the Ethereum protocol rules, which connects the proposer to users who want transactions recorded. If, once created, the proposing validator’s block is confirmed by a committee of randomly selected attesters, the block is committed to the Ethereum network and added to the Ethereum blockchain. Any smart contract code that has been called by the transaction request is also executed (provided the base fee is paid for the Ethereum network’s computational power associated with executing the code, and up to the amount of the base fee). Upon the addition of a block included in the Ethereum blockchain, an adjustment to the ether balance in both the sender’s and the recipient’s Ethereum network public key will occur, completing the ether transaction. Once a transaction is confirmed on the Ethereum blockchain, it is irreversible.

As a reward for their services in adding the block to the Ethereum blockchain, the proposing validators receive redistributed ether (i.e., “tips”) and the attesting validators receive newly minted ether. If the proposing validator’s block is determined by the approving validator committee to be faulty or to break protocol rules, the proposer is penalized by having their staked ether reduced. Validators can also be penalized for attesting to transactions that break protocol rules or are inconsistent with the majority of other validators, or for inactivity or missing attestations that the Ethereum network protocol assigned to them. In extreme cases, a proposing or attesting validator can be “slashed”, meaning forcibly ejected by other validators, with their staked ether continuously drained, potentially up to the loss of their entire stake. In this way, the Ethereum network attempts to reduce double-spend and other attacks by validators and incentivize validator integrity.

Some ether transactions are conducted “off-blockchain” and are therefore not recorded in the Ethereum blockchain. Some “off-blockchain transactions” involve the transfer of ownership of a specific digital wallet holding ether or the reallocation of ownership of certain ether in a pooled-ownership digital wallet, such as a digital wallet owned by a digital asset exchange. If a transaction takes place through a centralized digital asset exchange or a custodian’s internal books and records, it is not broadcast to the Ethereum network or recorded on the Ethereum blockchain. In contrast to on-blockchain transactions, which are publicly recorded on the Ethereum blockchain, information and data regarding off-blockchain transactions are generally not publicly available. Therefore, off-blockchain transactions are not peer-to-peer ether transactions in that they do not involve a transaction on the Ethereum network and do not reflect a movement of ether between addresses recorded in the Ethereum blockchain. For these reasons, off-blockchain transactions are not immutable or irreversible as any such transfer of ether ownership is not cryptographically protected by the protocol behind the Ethereum network or recorded in, and validated through, the blockchain mechanism.

Ether Markets and Exchanges

Ether spot markets hosted on centralized venues typically permit investors to open accounts with the market and then purchase and sell ether via websites or through mobile applications. Prices for trades on ether spot markets are typically reported publicly. In general, an investor opening a trading account on such a venue must deposit an accepted government-issued currency into its account with the spot market, or a previously acquired digital asset, before they can purchase or sell assets on the spot market. The process of establishing an account with an ether market and trading ether is different from, and should not be confused with, the process of users sending ether from one ether address to another ether address on the Ethereum network. This latter process is an activity that occurs on the Ethereum network, while the former is an activity that occurs entirely within the order book operated by the spot market. The spot market typically records the investor’s ownership of ether in its internal books and records, rather than on the Ethereum blockchain. The spot market ordinarily does not transfer ether to the investor on the Ethereum blockchain unless the investor makes a request to the exchange to withdraw the ether in its exchange account to an off-exchange ether wallet.

Outside of the spot markets, ether can be traded OTC. The OTC market is largely institutional in nature, and OTC market participants generally consist of institutional entities, such as firms that offer two-sided liquidity for ether, investment managers, proprietary trading firms, high-net-worth individuals that trade ether on a proprietary basis, entities with sizable ether holdings and family offices. The OTC market provides a relatively flexible market in terms of quotes, price, quantity, and other factors, although it tends to involve large blocks of ether. The OTC market has no formal structure and no open-outcry meeting place. Parties engaging in OTC transactions will agree upon a price—often via chat or voice—and then one of the two parties will initiate the transaction. For example, a seller of ether could initiate the transaction by sending the ether to the buyer’s Ethereum network address. The buyer would then wire U.S. dollars to the seller’s bank account. OTC trades are sometimes hedged and eventually settled with accompanying trades on ether spot markets.

In addition, ether futures and options trading occurs on exchanges in the United States regulated by the Commodity Futures Trading Commission (the “CFTC”). The market for CFTC-regulated trading of ether derivatives has developed substantially. Ether futures on the CME (“CME Ether Futures”) traded around $16.33 billion per month in the one year ending December 31, 2024 and represented around $31.21 billion in open interest per month.

Initial Creation of Ether

Unlike other digital assets, such as bitcoin, which are solely created through a progressive mining process, 72.0 million ether were created in connection with the launch of the Ethereum network. The initial 72.0 million ether were distributed as follows:

Initial Distribution: 60.0 million ether, or 83.33% of the supply, was sold to the public in a crowd sale conducted between July and August 2014 that raised approximately $18 million.

Ethereum Foundation: 6.0 million ether, or 8.33% of the supply, was distributed to the Ethereum Foundation for operational costs.

Ethereum Developers: 3.0 million ether, or 4.17% of the supply, was distributed to developers who contributed to the Ethereum network.

Developer Purchase Program: 3.0 million ether, or 4.17% of the supply, was distributed to members of the Ethereum Foundation to purchase at the initial crowd sale price.

Following the launch of the Ethereum network, ether supply initially increased through a progressive validation process. Following the introduction of EIP-1559, described below, the ether supply and issuance rate has varied based on factors such as recent use of the network.

Proof-of-Work Validation Process

Prior to September 2022, Ethereum operated using a proof-of-work consensus mechanism. Under proof-of-work, in order to incentivize those who incurred the computational costs of securing the network by validating transactions, there was a reward given to the computer (under proof-of-work, validators were known as “miners”) that was able to create the latest block on the chain. Every 12 seconds, on average, a new block was added to the Ethereum blockchain with the latest transactions processed by the network, and the miner that generated this block was awarded a variable amount of ether, depending on use of the network at the time. In certain validation scenarios, ether was sometimes sent to another miner if they were also able to find a solution but their block was not included. This is referred to as an “uncle/aunt reward.” Due to the nature of the algorithm for block generation, this process (generating a “proof-of-work”) was guaranteed to be random. Prior to the Merge upgrade, described below, miners on the Ethereum network engaged in a set of prescribed complex mathematical calculations in order to add a block to the Ethereum blockchain and thereby confirm ether transactions included in that block’s data.

Proof-of-Stake Process

In the second half of 2020, the Ethereum network began the first of several stages of an upgrade that was initially known as “Ethereum 2.0.” and eventually became known as the “Merge” to transition the Ethereum network from a proof-of-work consensus mechanism to a proof-of-stake consensus mechanism. The Merge was completed on September 15, 2022, and the Ethereum network has operated on a proof-of-stake model since such time.

Unlike proof-of-work, in which validators expend computational resources to compete to validate transactions and are rewarded coins in proportion to the amount of computational resources expended, in proof-of-stake, validators risk or “stake” coins to compete to be randomly selected to validate transactions and are rewarded coins in proportion to the amount of coins staked. Any malicious activity, such as validating multiple blocks, disagreeing with the eventual consensus or otherwise violating protocol rules, results in the forfeiture or “slashing” of a portion of the staked coins. Proof-of-stake is believed by some to be more energy efficient and scalable than proof-of-work. Every 12 seconds, approximately, a new block is added to the Ethereum blockchain with the latest transactions processed by the network, and the validator that generated this block is awarded ether.

Limits on Ether Supply

The rate at which new ether are issued and put into circulation is expected to vary. In September 2022 the Ethereum network converted from proof-of-work to a new proof-of-stake consensus mechanism. Following the Merge, approximately 1,700 ether are issued per day, though the issuance rate varies based on factors such as recent use of the network. In addition, the issuance of new ether could be partially or completely offset by the burn mechanism introduced by the EIP-1559 modification, under which ether are removed from supply at a rate that varies with network usage. See “Modifications to the Ethereum Protocol.” On occasion, the ether supply has been deflationary over a 24-hour period as a result of the burn mechanism. The attributes of the new consensus algorithm are subject to change but, in sum, the new consensus algorithm and related modifications reduced total new ether issuances and could turn the ether supply deflationary over the long term.

As of December 31, 2024, the current circulating supply of ether is estimated to be around 120.47 million coins.

Modifications to the Ethereum Protocol

The Ethereum network is an open-source project with no official developer or group of developers that controls it. However, historically the Ethereum network’s development has been overseen by the Ethereum Foundation and other core developers. The Ethereum Foundation and core developers are able to access and alter the Ethereum network source code and, as a result, they are responsible for quasi-official releases of updates and other changes to the Ethereum network’s source code. However, the release of proposed updates to the Ethereum network’s source code by core developers does not guarantee that the updates will be adopted. Nodes must accept any changes made to the Ethereum source code by choosing to download the proposed modification of the Ethereum network’s source code in their individual Ethereum Client, and ultimately a critical mass (in practice, a substantial majority) of validators and users—such as DApp and smart contract developers, as well as users of DApps and smart contracts, and anyone else who transacts on the Ethereum blockchain or Ethereum network—must support the shift, or the upgrades will lack adoption. A modification of the Ethereum network’s source code is only effective with respect to the Ethereum nodes that download it and modify their Ethereum Clients accordingly, and in practice such decisions are heavily influenced by the preferences of validators and users. If a modification is accepted by less than a substantial majority of users and validators, a division in the Ethereum network will occur such that one network will run the pre-modification source code and the other network will run the modified source code. Such a division is known as a “fork.” See “Risk Factors-Risk Factors Related to Digital Assets—A temporary or permanent “fork” could adversely affect an investment in the Shares.” Consequently, as a practical matter, a modification to the source code becomes part of the Ethereum network only if accepted by a sufficiently broad cross-section of the Ethereum network’s participants.

For example, in 2019 the Ethereum network completed a network upgrade called Metropolis that was designed to enhance the usability of the Ethereum network and was introduced in two stages. The first stage, called Byzantium, was implemented in October 2017. The purpose of Byzantium was to increase the network’s privacy, security, and scalability and reduce the block reward for validators (at that time, validators on the proof-of-work consensus version of Ethereum were known as “miners”) who created new blocks in proof-of-work consensus from 5.0 ether to 3.0 ether. The second stage, called Constantinople, was implemented in February 2019, along with another upgrade, called St. Petersburg. Another network upgrade, called Istanbul, was implemented in December 2019. The purpose of Istanbul was to make the network more resistant to denial-of-service attacks, enable greater ether and Zcash interoperability as well as other Equihash-based proof-of-work digital assets, and to increase the scalability and performance for solutions on zero-knowledge privacy technology like SNARKs and STARKs. The purpose of these upgrades was to prepare the Ethereum network for the introduction of a proof-of-stake algorithm and reduce the block reward from 3.0 ether to 2.0 ether.

In the second half of 2020, the Ethereum network began the first of several stages of an upgrade culminating in the Merge. The Merge amended the Ethereum network’s consensus mechanism to be proof-of-stake, and was intended to address the perceived shortcomings of the proof-of-work consensus mechanism in terms of labor intensity and duplicative computational effort expended by validators (known under proof-of-work as “miners”) who did not win the race, under proof of work, to be the first in time to solve the cryptographic puzzle that would allow them to be the only validator permitted to validate the block and receive the resulting block reward (which was given only to the first validator to successfully solve the puzzle and hash a given block, and not to others).

Following the Merge, core development of the Ethereum source code has increasingly focused on modifications of the Ethereum protocol to increase speed, throughput and scalability and also improve existing or next generation uses. Future upgrades to the Ethereum protocol and Ethereum blockchain to address scaling issues—such as network congestion, slow throughput and periods of high transaction fees owing to spikes in network demand—have been discussed by network participants, such as sharding. The purpose of sharding, which has been discussed for years, is to increase scalability of the Ethereum blockchain by splitting the blockchain into subsections, called shards, and dividing validation responsibility so that a defined subset of validators would be responsible for each shard, rather than all validators being responsible for the entire blockchain, allowing for parallel processing and validation of transactions. However, there appears to be uncertainty and a lack of existing widespread consensus among network participants about how to solve the scaling challenges faced by the Ethereum network.

The rapid development of other competing scalability solutions, such as those that would rely on handling the bulk of computational work relating to transactions or smart contracts and decentralized applications (“DApps”) outside of the main Ethereum network and Ethereum blockchain, has caused alternatives to sharding to emerge. “Layer 2” is a collective term for solutions that are designed to help increase throughput and reduce transaction fees by handling or validating transactions off the main Ethereum network (known as “Layer 1”) and then attempting to take advantage of the perceived security and integrity advantages of the Layer 1 Ethereum network by uploading the transactions validated on the Layer 2 protocol back to the Layer 1 Ethereum network. The details of how this is done vary significantly between different Layer 2 technologies and implementations. For example, “rollups” perform transaction execution outside the Layer 1 blockchain and then post the data, typically in batches, back to the Layer 1 Ethereum blockchain where consensus is reached. “Zero knowledge rollups” are generally designed to run the computation needed to validate the transactions off-chain, on the Layer 2 protocol, and submit a proof of validity of a batch of transactions (not the entire transactions themselves). By contrast, “optimistic rollups” assume transactions are valid by default and only run computation, via a fraud proof, in the event of a challenge. Other proposed Layer 2 scaling solutions include, among others, “state channels”, which are designed to allow participants to run a large number of transactions on the Layer 2 side channel protocol and only submit two transactions to the main Layer 1 Ethereum blockchain (the transaction opening the state channel, and the transaction closing the channel); and “side chains,” in which an entire Layer 2 blockchain network with capabilities similar to those of the existing Layer 1 Ethereum blockchain runs in parallel with the existing Layer 1 Ethereum blockchain and allows smart contracts and DApps to run on the Layer 2 side chain without burdening the main Layer 1 network. To date, the Ethereum network community has not coalesced overwhelmingly around any particular Layer 2 solution, though this could change.

Apart from solutions designed to address scalability challenges, there have been other upgrades as well. In 2021, the Ethereum network implemented the EIP-1559 upgrade. EIP-1559 changed the methodology used to calculate the fees paid to validators. EIP 1559 resulted in the splitting of fees into two components: a base fee and tip. Ether used to pay the base fee is as a result of EIP 1559 removed from circulation, or “burnt,” and the tip is paid to validators. EIP-1559 has reduced the total net issuance of ether fees to validators. Future updates may impact the supply of or demand for ether or its price. On March 13, 2024, the Ethereum network underwent a planned fork called “Dencun” implementing a series of EIPs. EIP 4844, which some commentators perceive to be the most significant EIP within the Dencun series, is intended to improve the economics of Layer 2s by introducing a temporary storage solution, called Binary Large Objects (“blobs”), which is expected to reduce the cost of recording batched transactions on the Ethereum Network. Operators of Layer 2 blockchains now have a choice of using two types of data storage: as temporary blob space stored for 4096 epochs (approximately 18 days) or as permanent smart contract call data. Because the data is pruned from the Ethereum Network new service providers are likely to emerge which store the historical blob data beyond the pruning period. As expected, and immediately following the upgrade, some Layer 2s reported reduced gas fees when batching transactions to the Ethereum network which in turn lowered the transaction costs on the Layer 2. As with any change to software code, planned forks such as Dencun could introduce bugs, coding defects, unanticipated or undiscovered problems, flaws, security risks, or problematic incentive structures, or such planned forks could otherwise fail to work as intended or achieve the expected benefits that proponents hope for in the short term or the long term, which could also have an adverse effect on adoption of the Ethereum network and the value of ether, and therefore the Shares.

The Trust’s activities will not directly relate to scalability or upgrade projects, though such projects may potentially increase demand for ether and the utility of the Ethereum network as a whole. Conversely, if they are unsuccessful or they cause users or application or smart contract developers to migrate away from the Ethereum blockchain, demand for ether could potentially be reduced. Also, projects that operate and are built within the Layer 1 Ethereum blockchain and network may increase the data flow on the Ethereum network and could either “bloat” the size of the Ethereum blockchain or slow confirmation times.

Forms of Attack Against the Ethereum Network

All networked systems are vulnerable to various kinds of attacks. As with any computer network, the Ethereum network contains certain flaws. For example, the Ethereum network is currently vulnerable to a “51% attack” where, if a validator or group of validators acting in concert were to gain control of more than 50% of the staked ether, a malicious actor would be able to gain full control of the network and the ability to manipulate the Ethereum blockchain. The top three largest staking pools controlled nearly 50% of the ether staked on the Ethereum network.

In addition, many digital asset networks have been subjected to a number of denial-of-service attacks, which have led to temporary delays in block creation and in the transfer of Ethereum. Any similar attacks on the Ethereum network that impact the ability to transfer ether could have a material adverse effect on the price of ether and the value of the Shares.

Market Participants

Validators

In proof-of-stake, validators risk or stake coins to be randomly selected to validate transactions and are rewarded for performing their responsibilities and behaving in accordance with protocol rules. Malfunctions that cause validators to go offline and, in turn, inhibit them from performing their duties can result in financial penalties (e.g., inactivity leak). Any malicious activity, such as proposing multiple blocks for the same slot, making incorrect attestations or otherwise violating protocol rules, results in the penalization or slashing of staked coins and forced exit from performing validator duties. The penalty varies depending on the type of offense and correlation to potential offenses by other validators.

Validators range from Ethereum enthusiasts to professional operations that design and build dedicated machines and data centers. On the Ethereum network, a validator must stake 32 ether in order to participate in maintaining the network. Once consensus is reached, the participating validator receives newly issued ETH as part of their consensus rewards and the priority fee as part of their execution rewards. The priority fee represents one of two components of the transaction fee. The second component is the base fee, which makes up the vast majority of the transaction fees paid by users and is not received by validators, but is instead taken out of circulation, or burnt. The base fee and the priority fee both fluctuate with network usership.

Investment and Speculative Sector

This sector includes the investment and trading activities of both private and professional investors and speculators. Historically, larger financial services institutions are publicly reported to have limited involvement in investment and trading in digital assets, although the participation landscape is beginning to change. Currently, there is relatively limited use of digital assets in the retail and commercial marketplace in comparison to relatively extensive use by speculators, and a significant portion of demand for digital assets is generated by speculators and investors seeking to profit from the short- or long-term holding of digital assets.

Retail Sector

The retail sector includes users transacting in direct peer-to-peer ether transactions through the direct sending of ether over the Ethereum network. The retail sector also includes transactions in which consumers pay for goods or services from commercial or service businesses through direct transactions or third-party service providers, although the use of ether as a means of payment is still developing and has not been accepted in the same manner as bitcoin due to ether’s relative nascency and because ether has a generally different purpose than bitcoin.

Service Sector

This sector includes companies that provide a variety of services including the buying, selling, payment processing and storing of ether. For example, Coinbase, Kraken, Bitstamp, Gemini, and LMAX Digital are some of the largest digital asset exchanges by volume traded. As the Ethereum network continues to grow in acceptance, it is anticipated that service providers will expand the currently available range of services and that additional parties will enter the service sector for the Ethereum network.

Competition

As of December 31, 2024, more than 10,000 other digital assets, as tracked by CoinMarketCap.com, have been developed since the inception of bitcoin, which is currently the most developed digital asset because of the length of time it has been in existence, the investment in the infrastructure that supports it, and the network of individuals and entities that are using bitcoin in transactions. While ether has enjoyed some success in its limited history, the aggregate value of outstanding ether is smaller than that of bitcoin and may be eclipsed by the more rapid development of other digital assets. In addition, while ether was the first digital asset with a network that served as a smart contracts platform, newer digital assets also function as smart contracts platforms, including Solana, Avalanche and Cardano. Some industry groups are also creating private, permissioned blockchain versions of Ethereum.

Government Oversight, Though Increasing, Remains Limited

As digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including Financial Crimes Enforcement Network (“FinCEN”), SEC, CFTC, the Financial Industry Regulatory Authority (“FINRA”), the Consumer Financial Protection Bureau (“CFPB”), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS and state financial institution and securities regulators) have been examining the operations of digital asset networks, digital asset users and the digital asset markets, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities or fund criminal or terrorist enterprises and the safety and soundness of exchanges or other service providers that hold or custody digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. In addition, federal and state agencies and other countries and international bodies have issued rules or guidance about the treatment of digital asset transactions or requirements for businesses engaged in digital asset activity.

In addition, the SEC, U.S. state securities regulators and several foreign governments have issued warnings and instituted legal proceedings in which they argue that certain digital assets may be classified as securities and that both those digital assets and any related initial coin offerings are subject to securities regulations. The outcomes of these proceedings, as well as ongoing and future regulatory actions may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares or the ability of the Trust to continue to operate. Additionally, U.S. state and federal as well as foreign regulators and legislatures have taken action against virtual currency businesses or enacted restrictive regimes in response to adverse publicity arising from hacks, consumer harm, or criminal activity stemming from virtual currency activity.

The CFTC has regulatory jurisdiction over the ether futures markets. In addition, because the CFTC has determined that ether is a “commodity” under the CEA and the rules thereunder, it has jurisdiction to prosecute fraud and manipulation in the cash, or spot, market for ether. The CFTC has pursued enforcement actions relating to fraud and manipulation involving ether and ether markets. Beyond instances of fraud or manipulation, the CFTC generally does not oversee cash or spot market exchanges or transactions involving ether that do not use collateral, leverage, or financing.

On February 8, 2021, the CME, a designated contract market (“DCM”) registered with the CFTC launched new contracts for ether futures products. DCMs are boards of trades (or exchanges) that operate under the regulatory oversight of the CFTC, pursuant to Section 5 of the Commodity Exchange Act. To obtain and maintain designation as a DCM, an exchange must comply on an initial and ongoing basis with twenty-three Core Principles established in Section 5(d) of the CEA. Among other things, a DCM is required to establish self- regulatory programs designed to enforce the DCM’s rules, prevent market manipulation and customer and market abuses, and ensure the recording and safe storage of trade information. The CFTC engaged in a “heightened review” of the self-certification of ether futures, which required DCMs to enter direct or indirect information sharing agreements with spot market platforms to allow access to trade and trader data; to monitor data from cash markets with respect to price settlements and other ether prices more broadly, and identify anomalies and disproportionate moves in the cash markets compared to the futures markets; to engage in inquiries, including at the trade settlement level when necessary; and agree to regular coordination with CFTC surveillance staff on trade activities, including providing the CFTC surveillance team with trade settlement data upon request.

Various foreign jurisdictions have adopted, and may continue to, in the near future, adopt laws, regulations or directives that affect the Ethereum network, the ether markets, and their users, particularly ether spot markets and service providers that fall within such jurisdictions’ regulatory scope.

The effect of any future regulatory change on the Trust or ether is impossible to predict, but such change could be substantial and adverse to the Trust and the value of the Shares.

Calculation of Net Asset Value

For purposes of calculating the Trust’s net asset value (“NAV”) per Share, the Trust’s holdings of ether will be valued using the same methodology as used to calculate the Index. The Index is constructed using ether price feeds from eligible spot markets and the VWMP methodology, calculated every 15 seconds based on VWMP market data over rolling sixty-minute increments.

The Sponsor believes that use of the Index mitigates against idiosyncratic market risk, as the failure of any individual spot market will not materially impact pricing for the Trust. It also allows the Administrator to calculate the NAV in a manner that significantly deters manipulation.

The Sponsor believes fact that there are multiple ether spot markets contributing prices to the NAV makes manipulation more difficult in a well-arbitraged and fractured market, as a malicious actor would need to manipulate multiple spot markets simultaneously to impact the NAV, or dramatically skew the historical distribution of volume between the various markets.

Since the Index is intended to represent the U.S. dollar value of one ether every 15 seconds based on VWMP spot market data over rolling sixty-minute increments, malicious actors would need to sustain efforts to manipulate the market over an extended period of time, or would need to replicate efforts multiple times across markets, potentially triggering review. This extended period also supports Authorized Participant activity by capturing volume over a longer time period, rather than forcing Authorized Participants to mark an individual close or auction. The use of a median price eliminates the ability of outlier prices to impact the NAV, as it systematically excludes those prices from the NAV calculation. The use of a volume-weighted median (as opposed to a traditional median) protects against attempts to manipulate the NAV by executing a large number of low-dollar trades, because any manipulation attempt would have to involve a majority of global spot ether volume in a narrow window to have any influence on the NAV.

The Trust’s NAV per Share is calculated by:

• taking the fair market value of its total assets based on the volume-weighted median price of ether used for the calculation of the Index;

• subtracting any liabilities; and

• dividing that total by the total number of outstanding Shares.

The Administrator calculates the NAV of the Trust once each Exchange trading day. The NAV for a normal trading day will be released after 4:00 p.m. EST. Trading during the core trading session on the Exchange typically closes at 4:00 p.m. EST. However, NAVs are not officially struck until after 4:00 p.m. EST. The pause after 4:00 p.m. EST provides an opportunity for the Sponsor to algorithmically detect, flag, investigate, and correct unusual pricing should it occur. The Sponsor has established a Valuation Committee to carry out the day-to-day fair valuation responsibilities and has adopted policies and procedures to govern the fair valuation process and the activities of the Valuation Committee. If the Valuation Committee determines in good faith that the Index does not reflect an accurate ether price, then the Valuation Committee will instruct the Administrator to employ an alternative method to determine the fair value of the Trust’s assets. In determining an alternative fair value method, the Valuation Committee generally considers such criteria as observable market-based inputs, including market quotations and last sale information from third-party pricing services and/or trading platforms on which ether are traded. The Valuation Committee’s selection of third-party pricing services used considers the qualifications, experience, and history of the pricing services and whether their valuation methodologies and procedures are reasonably designed to produce prices that reflect fair value under the prevailing market conditions. Moreover, the terms of the Trust Agreement do not prohibit the Sponsor from changing the Index or other valuation method used to calculate the NAV of the Trust. Any such change in the Index or other valuation method could affect the value of the Shares and investors could suffer a substantial loss on their investment in the Trust. In the event of a material change, the Sponsor will notify Shareholders in a prospectus supplement and/or a current report on Form 8-K or in its annual or quarterly reports, as applicable.

In addition, in order to provide updated information relating to the Trust for use by Shareholders and market professionals, a third-party financial data provider will calculate and disseminate throughout the core trading session on each trading day an updated intraday indicative value (“IIV”). The IIV will be calculated based on the Trust’s ether holdings and any other assets expected to comprise that day’s NAV calculation. The third-party financial data provider will use the Blockstream Crypto Data Feed Streaming Level 1 as the pricing source for the spot ether. The Blockstream Crypto Data Feed Streaming Level 1 calculates an average of current ether price levels of the ether trading platforms that are available on its feed. The ether trading platforms included in the Blockstream Crypto Data Feed Streaming Level 1 include Bitfinex, Bitstamp, and Gemini. The Trust will provide an IIV per Share updated every 15 seconds, as calculated by the Exchange or a third-party financial data provider during the Exchange’s regular trading hours of 9:30 a.m. to 4:00 p.m. EST (“Regular Trading Hours”). The IIV disseminated during Regular Trading Hours should not be viewed as an actual real-time update of the NAV, which will be calculated only once at the end of each trading day as described herein. The IIV will be widely disseminated on a per Share basis every 15 seconds during Regular Trading Hours through the facilities of the consolidated tape association (CTA) and Consolidated Quotation System (CQS) high speed lines. In addition, the IIV will be available through on-line information services such as Bloomberg and Reuters.

The Trust’s periodic financial statements may not utilize the NAV of the Trust determined by reference to the Index to the extent the methodology used to calculate the Index is deemed not to be consistent with GAAP. The Trust’s periodic financial statements will be prepared in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and utilize an exchange-traded price from the Trust’s principal market for ether on the Trust’s financial statement measurement date. The Sponsor will determine in its sole discretion the valuation sources and policies used to prepare the Trust’s financial statements in accordance with GAAP. The Trust intends to engage a third-party vendor to obtain a price from a principal market for ether, which will be either the market the Trust normally transacts in for ether or, if the Trust does not normally transact in any market or such market suffers an operational interruption and is unavailable, determined and designated by such third-party vendor daily based on its consideration of several exchange characteristics, including oversight, and the volume and frequency of trades. Under GAAP, such a price is expected to be deemed a Level 1 input in accordance with the ASC Topic 820 because it is expected to be a quoted price in active markets for identical assets or liabilities.

The Sponsor reserves the right to adjust the Share price of the Trust in the future to maintain convenient trading ranges for Shareholders. Any adjustments would be accomplished through stock splits or reverse stock splits. Such splits would decrease (in the case of a split) or increase (in the case of a reverse split) the proportionate NAV per Share but would have no effect on the net assets of the Trust or the proportionate voting rights of Shareholders or the value of any Shareholder’s investment.

Fees and Expenses

Sponsor Fee

The Trust will pay the Sponsor an annual unified fee of 0.25% of the Trust’s Ether Holdings (the “Sponsor Fee”). The Trust’s “Ether Holdings” is the quantity of the Trust’s ether plus any cash or other assets held by the Trust represented in ether as calculated using the Index price, less its liabilities (which include estimated accrued but unpaid fees and expenses) represented in ether as calculated using the Index price. The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Administrator will calculate the Sponsor Fee in respect of each day by reference to the prior day’s Ether Holdings. The Sponsor Fee will accrue daily in ether and be payable monthly in ether or cash. To the extent there are any on-chain transaction fees incurred in connection with the transfers of ether to pay the Sponsor Fee, the Sponsor, and not the Trust, shall bear such fees. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor Fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver.

Routine Operational, Administrative and Other Ordinary Expenses

As partial consideration for its receipt of the Sponsor Fee, the Sponsor is obligated under the Trust Agreement to assume and pay all fees and other expenses incurred by the Trust in the ordinary course of its affairs, excluding taxes, but including: (i) the fees of the Trust’s third-party service providers including, but not limited to, the Distributor, the Administrator, the Custodian, the Cash Custodian, the Transfer Agent, the Index Provider, and the Trustee, (ii) the fees and expenses related to the listing, quotation or trading of the Shares on the Exchange (including customary legal, marketing and audit fees and expenses), (iii) legal fees and expenses incurred in the ordinary course, (iv) audit fees, (v) regulatory fees, including, if applicable, any fees relating to the registration of the Trust and Shares, including any ongoing filings related to the offering of Shares, under the 1933 Act or the 1934 Act, (vi) printing and mailing costs, (vii) costs of maintaining the Trust’s website and (viii) applicable license fees (each, a “Sponsor-paid Expense” and collectively, the “Sponsor-paid Expenses”), provided that any expense that qualifies as an Extraordinary Expense (as defined below) will not be deemed to be a Sponsor-paid Expense. There is no cap on the amount of Sponsor-paid Expenses. The Sponsor has also assumed all fees and expenses related to the organization and offering of the Trust and the Shares.

Non Recurring Fees and Expenses

The Trust may incur certain extraordinary, nonrecurring expenses that are not Sponsor-paid Expenses, including, but not limited to, brokerage and transaction costs associated with the sale or transfer of ether, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust, the Trust’s assets, or the interests of Shareholders, any indemnification of the Custodian or other agents, service providers or counterparties of the Trust, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively, “Extraordinary Expenses”). To the extent on-chain transaction fees are incurred in connection with transfers or sales of ether to pay Extraordinary Expenses, the Trust will bear such fees.

To the extent it does not have cash readily available, the Sponsor shall cause the transfer or sale of ether in such quantity as may be necessary to permit the payment of Trust expenses and liabilities not assumed by the Sponsor or for payment of redemption proceeds to Authorized Participants. The Trust will not bear any costs associated with the transfer or sale of ether to pay the Sponsor Fee. To the extent the Trust incurs any Extraordinary Expenses, the Trust will bear the costs of any transfers or sales of ether to pay such expenses. The Trust will seek to transfer ether at such times and in the smallest amounts required to permit such payments as they become due. With respect to transfers or sales necessary to pay Trust expenses and liabilities that are denominated other than in ether, the amount of ether transferred or sold may vary from time to time depending on the actual sales price of ether relative to the Trust’s expenses and liabilities (e.g., if the price of ether falls, the amount of ether needed to be transferred or sold to pay an expense denominated in U.S. dollars will increase). To the extent the Trust must buy or sell ether, the Trust may do so through a third-party digital asset broker or dealer. When the Trust buys or sells ether, the Sponsor seeks quotes from its ether trading counterparties. Such transactions are typically conducted over the counter rather than over a trading platform or similar order matching service. The Sponsor will select third party brokers or dealers that it believes have implemented adequate anti-money laundering, know-your-customer and other legal compliance policies and procedures.

Under the terms of each Authorized Participant Agreement, the Authorized Participants will be responsible for any brokerage or transaction costs associated with the sale or transfer of ether incurred in connection with the fulfillment of a creation or redemption order.

Creation and Redemption of Shares

The Trust creates and redeems Shares from time to time, but only in one or more Baskets. Baskets are only made in exchange for delivery to the Trust or the distribution by the Trust of the amount of cash represented by the Baskets being created or redeemed (the “Basket Deposit”). The amount of cash required in a Basket Deposit (the “Basket Cash Deposit”) is based on the value of the quantity of ether and cash attributable to each Share of the Trust (net of accrued but unpaid Sponsor Fees and any accrued but unpaid Extraordinary Expenses) being created or redeemed determined as of 4:00 p.m. EST on the day the order to create or redeem Baskets is properly received.

Authorized Participants are the only persons that may place orders to create and redeem Baskets. Authorized Participants must be (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, which are not required to register as broker-dealers to engage in securities transactions described below and (2) DTC Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with the Distributor. As of the Trust’s commencement of operations, Baskets may only be purchased or redeemed by Authorized Participants for cash.

In connection with a Cash Creation Order (as defined below) or Cash Redemption Order (as defined below), an Authorized Participant is responsible for any operational processing and brokerage costs, transfers fees, network fees and stamp taxes (the “Transaction Fee”). The Transaction Fee may be reduced, increased or otherwise changed by the Sponsor. Authorized Participants who make deposits with the Trust in exchange for Baskets receive no fees, commissions or other form of compensation or inducement of any kind from either the Trust or the Sponsor, and no such person will have any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

Certain Authorized Participants and their agents and affiliates are expected to be capable of participating directly in the spot markets. Some Authorized Participants or their agents and affiliates may from time to time buy or sell ether and may profit in these instances. To the extent that the activities of Authorized Participants or their agents and affiliates have a meaningful effect on the ether market, it could affect the price of ether and impact the ability of the Authorized Participants to effectively arbitrage the difference between the price at which the shares trade and the NAV of the Trust. While the Sponsor currently expects that Authorized Participants’ and their agents’ and affiliates’ direct activities in the ether or securities markets in connection with the creation and redemption activities of the Trust will not significantly affect the price of ether or the Shares, the impact of the activities of the Trust and its Authorized Participants and their agents and affiliates on ether or securities markets is unknown and beyond the control of the Sponsor.

Each Authorized Participant will be required to be registered as a broker-dealer under the 1934 Act and a member in good standing with FINRA, or exempt from being or otherwise not required to be licensed as a broker-dealer or a member of FINRA, and will be qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires. Certain Authorized Participants may also be regulated under federal and state banking laws and regulations. Each Authorized Participant has its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.

The following description of the procedures for the creation and redemption of Baskets is only a summary and a Shareholder should refer to the form of Authorized Participant Agreement for more detail, which is attached to this Annual Report as an exhibit.

Creation Procedures

On any business day, an Authorized Participant may place an order with the Transfer Agent to create one or more Baskets. For purposes of processing creation and redemption orders, a “business day” means any day other than a day when the Exchange is closed for regular trading. Purchase orders must be placed by the close of Regular Trading Hours on the Exchange or an earlier time as determined and communicated by the Sponsor and its agent. A purchase order will be effective on the date it is received in good order by the Transfer Agent (“Purchase Order Date”).

The manner by which creations are made is dictated by the terms of the Authorized Participant Agreement. Creation orders are denominated and settled in cash (“Cash Creation Order”). By placing a Cash Creation Order, an Authorized Participant agrees to facilitate the deposit of cash with the Cash Custodian. If an Authorized Participant fails to consummate the foregoing, the order will be cancelled or delayed until the full cash deposit has been received. An Authorized Participant may not withdraw a creation order without the prior consent of the Sponsor in its discretion.

Following an Authorized Participant’s Cash Creation Order, the Trust’s account at the Cash Custodian must be credited with the Basket Cash Deposit amount by the end of the following business day or such earlier or later time as may be agreed upon by the Authorized Participant and the Sponsor following the Purchase Order Date. Upon receipt of the Basket Cash Deposit amount in the Trust’s account at the Cash Custodian, the Transfer Agent will notify the Distributor, the Authorized Participant, and the Sponsor that the Basket Cash Amount has been deposited. The Sponsor, on behalf of the Trust, will instruct an ether trading counterparty to purchase the amount of ether equivalent in value to the cash deposit amount associated with the creation order, with such purchase transaction prearranged to be executed, in the Sponsor’s reasonable efforts, at the Index price used by the Trust to calculate NAV, taking into account any spread, commissions, or other trading costs on the applicable Purchase Order Date. The resulting ether will be deposited in the Trust’s account with the Ether Custodian. Any slippage incurred (including, but not limited to, any trading fees, spreads, or commissions), on a cash equivalent basis, will be the responsibility of the Authorized Participant and not of the Trust or Sponsor. To the extent the execution price of the ether acquired by the trading counterparty exceeds the cash deposit amount, such cash difference will be the responsibility of the Authorized Participant and not the Trust or Sponsor. The Transfer Agent will then direct DTC to credit the number of Shares created to the Authorized Participant’s DTC account.

Determination of Required Deposits

The amount of the Basket Deposit changes from day to day. On each day that the Exchange is open for regular trading, the Administrator adjusts the quantity of cash constituting the Basket Deposit as appropriate to reflect the value of the Trust’s ether and cash less accrued expenses. The computation is made by the Administrator as promptly as practicable after 4:00 p.m. EST or at an earlier time set forth in the Authorized Participant Agreement or otherwise provided to all Authorized Participants on the date such order is placed in order for the creation of Baskets to be effected based on the NAV of Shares as next determined on such date after receipt of the order in proper form.

The Basket Cash Deposit is an amount of cash that is in the same proportion to the total assets of the Trust, net of accrued expenses and other liabilities, on the Purchase Order Date, as the number of Shares constituting a Basket is in proportion to the total number of Shares outstanding on the Purchase Order Date, plus the amount of any Transaction Fee. For a discussion of how the Trust determines the value of ether, see “Calculation of NAV” above. The Basket Cash Deposit so determined is communicated via electronic mail message to all Authorized Participants.

To the extent the price at which the Trust executes an ether purchase in connection with a Cash Creation exceeds the amount described in the paragraph above, the Authorized Participant that placed such order will be responsible for any such difference in price. The Sponsor expects that its ether trading counterparties will be able to provide pricing based on the Index price at 4:00 p.m. EST, which would minimize or eliminate any such shortfall. However, there can be no guarantee that the price at which the Trust executes ether trades will be the Index price at 4:00 p.m. EST, and Authorized Participants bear the risk of any such differences in price.

Delivery of Required Deposits

An Authorized Participant who places a purchase order must follow the procedures outlined in the “Creation Procedures” as summarized below and further described in the Trust’s registration statement. Upon receipt of the deposit amount by the Cash Custodian, the Transfer Agent will direct DTC to credit the number of Shares ordered to the Authorized Participant’s DTC account on the following business day or such later time as may be agreed upon by the Authorized Participant and the Sponsor, following the Purchase Order Date. The Sponsor has the authority to set or modify the cut-off time for purchase orders in order for the creation of Baskets to be effected based on the Index price at 4:00 p.m. EST as next determined on such date after receipt of the order in proper form. For example, the Sponsor may modify the cut-off time in the event of an early market close, perceived capacity constraints from the Trust’s ether trading counterparties, or highly volatile markets. Cut-off times are communicated periodically to Authorized Participants. In circumstances where purchase orders are due before 4:00 p.m. EST, Authorized Participants will not know the total Basket Deposit at the time they submit a purchase order for the Basket. The Trust’s NAV and the price of a Basket Deposit could rise or fall substantially between the time a purchase order is submitted and the time the amount of the purchase price in respect thereof is determined, and the risk of such price movements will be borne solely by the Authorized Participant.

Rejection of Purchase Orders

The Sponsor or its designee has the absolute right, but does not have any obligation, to reject any purchase order or Basket Deposit if the Sponsor determines that:

a. the purchase order is not in proper form;

b. the Basket Deposit delivered is not as specified by the Trust through the Sponsor and/or Transfer Agent, and the Sponsor has not consented to acceptance of a deposit that varies from the designated portfolio;

c. the acceptance of the Basket Deposit would have certain adverse tax consequences to the Trust;

d. the acceptance of the Basket Deposit would, in the opinion of counsel, be unlawful;

e. the acceptance of the Basket Deposit would otherwise, in the discretion of the Trust or the Sponsor, have an adverse effect on the Trust or the rights of beneficial owners of the Trust; or

f. there exist circumstances outside the control of the Trust, the Transfer Agent, or the Sponsor that make it impossible to process purchase orders for all practical purposes.

The Sponsor may in its sole discretion limit the number of Shares created pursuant to purchase orders on any specified day without notice to the Authorized Participants and may direct the Distributor to reject any purchase orders in excess of such capped amount. The Sponsor may choose to limit the number of Shares created pursuant to purchase orders when it deems so doing to be in the best interest of Shareholders. It may choose to do so when it believes the market is too volatile to execute an ether transaction, when it believes the price of ether is being inconsistently, irregularly, or discontinuously published from ether trading venues and other data sources, or when it believes other similar circumstances may create a scenario in which accepting purchase orders would not be in the best interests of the Shareholders. The Sponsor does not believe that the Trust’s ability to arrive at such a determination will have a significant impact on the Shares in the secondary market because it believes that the ability to create Shares would be reinstated shortly after such determination is made, and any entity desiring to create Shares would be able to do so once the ability to create Shares is reinstated. However, it is possible that such a determination would cause the Shares to trade at premiums or discounts relative to the Trust’s NAV on the secondary market if arbitrageurs believe that there is risk that the creation and redemption process is not available, as this process is a component of keeping the price of the Shares on the secondary market closely aligned to the Trust’s NAV.

Neither the Sponsor, nor the Transfer Agent, nor the Trust will be liable for the rejection of any purchase order or Basket Deposit.

Redemption Procedures

The procedures by which an Authorized Participant can redeem one or more Baskets mirror the procedures for the creation of Baskets. On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more Baskets. Redemption orders must be placed by the close of Regular Trading Hours on the Exchange or an earlier time as determined and communicated by the Sponsor and its agent. A redemption order will be effective on the date it is received by the Transfer Agent (“Redemption Order Date”).

The manner by which redemptions are made is dictated by the terms of the Authorized Participant Agreement. Redemption orders are denominated and settled in cash (“Cash Redemption Order”). By placing a Cash Redemption Order, an Authorized Participant agrees to facilitate the deposit of Shares with the Transfer Agent. If an Authorized Participant fails to consummate the foregoing, the order will be cancelled or delayed until the required Shares have been received. An Authorized Participant may not withdraw a redemption order without the prior consent of the Sponsor in its discretion.

In the case of a Cash Redemption Order, the redemption distribution from the Trust consists of a transfer to the Authorized Participant of an amount of cash that is in the same proportion to the total assets of the Trust, net of accrued expenses and other liabilities, on the Redemption Order Date, as the number of Shares to be redeemed under the purchase order is in proportion to the total number of Shares outstanding on the Redemption Order Date. The redemption distribution due from the Trust will be delivered once the Transfer Agent notifies the Cash Custodian, the Distributor and the Sponsor that the Authorized Participant has delivered the Shares represented by the Baskets to be redeemed to the Transfer Agent’s DTC account. If the Transfer Agent’s DTC account has not been credited with all of the Shares of the Baskets to be redeemed, the redemption distribution will be cancelled or delayed until such time as the Transfer Agent confirms receipt of all such Shares.

By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Trust by the end of the following business day or such later time as may be agreed upon by the Authorized Participant and the Sponsor following the Redemption Order Date. An Authorized Participant may not withdraw a redemption order without the prior consent of the Sponsor in its discretion.

Determination of Redemption Distribution

The redemption distribution from the Trust will consist of a transfer to the redeeming Authorized Participant of an amount of cash that is determined in the same manner as the determination of Basket Deposits discussed above.

Delivery of Redemption Distribution

Once the Transfer Agent notifies the Custodian, the Cash Custodian, the Distributor and the Sponsor that the Shares have been received in the Transfer Agent’s DTC account, the Administrator instructs the Custodian to transfer cash amount from the Trust’s Cash Custodian account to the Authorized Participant. For a Cash Redemption Order, the redemption distribution due from the Trust will be sent by the Cash Custodian to the Authorized Participant on the following business day or such later time as may be agreed upon by the Authorized Participant and the Sponsor, following the Redemption Order Date if, by 4:00 p.m. EST, on such business day, the Transfer Agent’s DTC account has been credited with the Baskets to be redeemed. If the Transfer Agent’s DTC account has not been credited with all of the Baskets to be redeemed by such time, the redemption distribution will be cancelled or delayed until such time as the Transfer Agent confirms receipt of all such Shares.

Rejection of Redemption Orders

Redemption orders must be made in whole Baskets. The Distributor acting by itself or through the person authorized to take redemption orders in the manner provided in the Authorized Participant Agreement may, in its sole discretion, reject any redemption order (1) the Sponsor determines not to be in proper form or (2) if requested by the Distributor, the Authorized Participant fails to deliver or execute supporting documentation evidencing ownership or the Authorized Participant’s right to deliver sufficient Shares.

Suspension of Orders

The Sponsor may, in its discretion, suspend redemption or creation transactions during any period when the transfer books of the Transfer Agent are closed or if circumstances outside the control of the Sponsor or its delegate make it for all practicable purposes not feasible to process Redemption Orders or for any other reason at any time or from time to time. For example, the Sponsor may determine that it is necessary to suspend redemptions to allow for the orderly liquidation of the Trust’s assets. If the Sponsor has difficulty liquidating the Trust’s positions, e.g., because of a market disruption event or an unanticipated delay in the liquidation of a position in an over-the-counter contract, it may be appropriate to suspend creations and redemptions until such time as such circumstances are rectified. Neither the Distributor, the person authorized to take redemption orders in the manner provided in the Authorized Participant Agreement, nor the Custodian will be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement. Any such suspension may cause the price of the Shares to deviate more significantly from the Trust’s NAV per Share than would be the case if such suspension had not occurred. The Trust will notify Shareholders of any such suspension in a prospectus supplement and/or a current report on Form 8-K or in its annual or quarterly reports.

Creation and Redemption Transaction Fees

In connection with a Cash Creation Order or Cash Redemption Order, an Authorized Participant is responsible for the Transaction Fee, which consist of the operational processing and brokerage costs, transfers fees, network fees and stamp taxes. The Transaction Fee may be reduced, increased or otherwise changed by the Sponsor.

Tax Responsibility

Authorized Participants are responsible for any transfer tax, sales or use tax, stamp tax, recording tax, value added tax or similar tax or governmental charge applicable to the creation or redemption of baskets, regardless of whether or not such tax or charge is imposed directly on the Authorized Participant, and agree to indemnify the Sponsor and the Trust if they are required by law to pay any such tax, together with any applicable penalties, additions to tax and interest thereon.

Secondary Market Transactions

As noted, the Trust will create and redeem Shares from time to time, but only in one or more Baskets. The creation and redemption of baskets are only made in exchange for delivery to the Trust or the distribution by the Trust of the amount of cash equal to the number of Shares included in the Baskets being created or redeemed determined on the day the order to create or redeem Baskets is properly received.

As discussed above, Authorized Participants are the only persons that may place orders to create and redeem Baskets. Authorized Participants must be registered broker-dealers or other securities market participants, such as banks and other financial institutions that are not required to register as broker-dealers to engage in securities transactions. An Authorized Participant is under no obligation to create or redeem Baskets, and an Authorized Participant is under no obligation to offer to the public Shares of any Baskets it does create.

Authorized Participants that do offer to the public Shares from the Baskets they create will do so at per-Share offering prices that are expected to reflect, among other factors, the trading price of the Shares on the Exchange, the NAV of the Trust at the time the Authorized Participant purchased the Baskets, the NAV of the Shares at the time of the offer of the Shares to the public, the supply of and demand for Shares at the time of sale, and the liquidity of ether. Baskets are generally redeemed when the price per Share is at a discount to the NAV per Share. Shares initially comprising the same basket but offered by Authorized Participants to the public at different times may have different offering prices. An order for one or more Baskets may be placed by an Authorized Participant on behalf of multiple clients. Authorized Participants who make deposits with the Trust in exchange for Baskets receive no fees, commissions or other forms of compensation or inducement of any kind from either the Trust or the Sponsor and no such person has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

Shares are expected to trade in the secondary market on the Exchange. Shares may trade in the secondary market at prices that are lower or higher relative to their NAV per Share. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by various factors, including the number of Shareholders who seek to purchase or sell Shares in the secondary market and the liquidity of ether.

Selling Commission

Retail investors may purchase and sell Shares through traditional brokerage accounts. Investors are expected to be charged a customary commission by their brokers in connection with purchases of Shares that will vary from investor to investor. Investors are encouraged to review the terms of their brokerage accounts for applicable charges. The price at which an Authorized Participant sells a Share may be higher or lower than the price paid by such Authorized Participant in connection with the creation of such Share in a Creation Unit.

Employees

The Trust has no employees.

United States Federal Income Tax Consequences

The following discussion describes the material U.S. federal income tax consequences associated with the purchase, ownership and disposition of Shares by a U.S. Shareholder (as defined below), and certain U.S. federal income consequences that may apply to an investment in Shares by a Non-U.S. Shareholder (as defined below). The discussion below is based on the U.S. Internal Revenue Code of 1986 (the “Code”), Treasury Regulations promulgated thereunder and judicial and administrative interpretations of the Code, all as in effect on the date of this Annual Report and all of which are subject to change either prospectively or retroactively. The tax treatment of Shareholders may vary depending upon their own particular circumstances. Except where noted, this discussion only deals with Shares held as capital assets (generally, property held for investment), and does not address special situations, including those of banks, financial institutions, insurance companies, regulated investment companies, real estate investment trusts, dealers in securities, currencies, or commodities, tax-exempt organizations, tax-exempt or tax-advantaged retirement plans or accounts, traders using a mark-to-market method of accounting, entities that are partnerships for U.S. federal income tax purposes, persons holding Shares as a position in a “hedging,” “straddle,” “conversion,” “constructive sale” or other integrated transaction for U.S. federal income tax purposes, persons whose “functional currency” is not the U.S. dollar, persons required for U.S. federal income tax purposes to accelerate the recognition of any item of gross income with respect to the Shares as a result of such income being recognized on an applicable financial statement, or persons subject to the federal alternative minimum tax. Moreover, the discussion below does not address the effect of any state, local or foreign tax law consequences that may apply to an investment in Shares. Purchasers of Shares are urged to consult their own tax advisers with respect to all federal, state, local and foreign tax law considerations potentially applicable to their investment in Shares.

For purposes of this discussion, a “U.S. Shareholder” is a Shareholder that is:

• an individual who is treated as a citizen or resident of the United States for U.S. federal income tax purposes;

• a corporation (or entity treated as a corporation for U.S. federal income tax purposes) created or organized in or under the laws of the United States, any state thereof or the District of Columbia;

• an estate, the income of which is includible in gross income for U.S. federal income tax purposes regardless of its source; or

• a trust, if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more United States persons have the authority to control all substantial decisions of the trust.

If a partnership or other entity or arrangement treated as a partnership for U.S. federal income tax purposes holds Shares, the tax treatment of a partner generally depends upon the status of the partner and the activities of the partnership. If you are a partner of a partnership holding Shares, the discussion below may not be applicable and we urge you to consult your own tax adviser for the U.S. federal income tax implications of the purchase, ownership and disposition of such Shares.

Taxation of the Trust

The Sponsor and the Trustee will treat the Trust as a “grantor trust” for U.S. federal income tax purposes. Assuming that the Trust is a grantor trust (and the following discussion assumes such classification), the Trust itself should not be subject to U.S. federal income tax. Instead, the Trust’s income and expenses should “flow through” to the Shareholders, and the Trustee will report to Shareholders and the IRS on that basis.

Taxation of U.S. Shareholders

Each Shareholder will be treated, for U.S. federal income tax purposes, as if it directly owned a pro rata share of the underlying assets held in the Trust. A Shareholder also will be treated as if it directly received its respective pro rata share of the Trust’s income, if any, and as if it directly incurred its respective pro rata share of the Trust’s expenses, subject to some specialized allocation rules for widely held fixed investment trusts. In the case of a Shareholder that acquires Shares as part of the creation of a Basket in cash, the delivery of cash to the Trust in exchange for a pro rata share of the underlying ether represented by the Shares and the additional ether purchased with the cash will not be a taxable event to the Shareholder, and the Shareholder’s tax basis and holding period for the Shareholder’s pro rata share of the ether held in the Trust will be based upon the amount of cash contributed and the date that the Trust purchased the ether with the cash. For purposes of this discussion, and unless stated otherwise, it is assumed that all of a Shareholder’s Shares are acquired on the same date and at the same price per Share. Shareholders that hold multiple lots of Shares, or that are contemplating acquiring multiple lots of Shares, should consult their own tax advisers as to the determination of the tax basis and holding period for the underlying ether related to such Shares.

Current IRS guidance on the treatment of convertible virtual currencies classifies ether as “property” that is not currency for U.S. federal income tax purposes and clarifies that ether can be held as a capital asset, but it does not address several other aspects of the U.S. federal income tax treatment of ether. Because ether is a new technological innovation, the U.S. federal income tax treatment of ether or transactions relating to investments in ether may evolve and change from that discussed below, possibly with retroactive effect. In this regard, the IRS has indicated that it has made it a priority to issue additional guidance related to the taxation of virtual currency transactions, such as transactions involving ether. While the IRS has started to issue such additional guidance, whether any future guidance will adversely affect the U.S. federal income tax treatment of an investment in ether or in transactions relating to investments in ether is unknown. Moreover, future developments that may arise with respect to digital currencies may increase the uncertainty with respect to the treatment of digital currencies for U.S. federal income tax purposes.

The Trust expects to sell or use ether to pay certain expenses of the Trust or to fund cash redemptions if and when applicable. If the Trust sells ether (for example to generate cash to pay fees or expenses) or is treated as selling ether (for example by using ether to pay fees or expenses), a Shareholder will generally recognize gain or loss in an amount equal to the difference between (a) the Shareholder’s pro rata share of the amount realized by the Trust upon the sale and (b) the Shareholder’s tax basis for its pro rata share of the ether that was sold. A Shareholder’s tax basis for its share of any ether sold by the Trust will generally be a pro rata portion of the Shareholder’s total tax basis for its share of all of the ether held in the Trust. After any such sale, a Shareholder’s tax basis for its pro rata share of the ether remaining in the Trust should be equal to its tax basis for its share of the total amount of the ether held in the Trust immediately prior to the sale less the portion of such basis allocable to its share of the ether that was sold.

Upon a Shareholder’s sale of some or all of its Shares, the Shareholder will be treated as having sold the pro rata share of the ether held in the Trust at the time of the sale that is attributable to the Shares sold. Accordingly, the Shareholder generally will recognize gain or loss on the sale in an amount equal to the difference between (a) the amount realized pursuant to the sale of the Shares, and (b) the Shareholder’s tax basis for the pro rata share of the ether held in the Trust at the time of sale that is attributable to the Shares sold, as determined in the manner described in the preceding paragraph. A selling Shareholder may recognize additional gain or loss when the Trust sells or disposes of ether, as described above, attributable to the portion of the year the Shares were held. Based on current IRS guidance, such gain or loss on the sale of Shares (as well as any gain or loss realized by a Shareholder on account of the Trust selling ether) will generally be long-term capital gain or loss if the Shareholder has a holding period of greater than one year in its pro rata share of the ether that was sold and otherwise will be short-term capital gain or loss.

Sales of ether to fund cash redemptions are expected to result in gains and losses with such gains and losses expected to be treated as incurred by the Shareholder that is being redeemed. These gains or losses generally would equal the difference between the amount realized from the sale of the ether and the Shareholder’s tax basis for the portion of the Shareholder’s pro rata share of the ether held in the Trust that is sold to fund the redemption, as determined in the manner described above. A redemption of some or all of a Shareholder’s Shares in exchange for the cash received from such sale is not expected to be treated as a separate taxable event for the Shareholder.

After any sale or redemption of less than all of a Shareholder’s Shares, the Shareholder’s tax basis for its pro rata share of the ether held in the Trust immediately after such sale or redemption generally will be equal to its tax basis in its share of the total amount of the ether held in the Trust immediately prior to the sale or redemption, less the portion of such basis which is taken into account in determining the amount of gain or loss recognized by the Shareholder upon such sale or cash redemption or, in the case of an in-kind redemption for ether, that is treated as the basis of the ether received by the Shareholder in the redemption.

Except for cash temporarily held to pay Trust expenses, to facilitate redemption transactions, or received in creation transactions, the Trust will only invest in ether. In the event of a fork, the Sponsor will cause the Trust to irrevocably abandon any digital asset resulting from a fork in the Ethereum network (other than what the Sponsor determines to be ether). If the Trust were to change this policy, the Trust would need to seek and obtain certain regulatory approvals, including an amendment to the Trust’s registration statement and approval of an application by the Exchange to amend its listing rules. If, despite such abandonment, the Trust were to receive any digital asset resulting from a fork in the Ethereum network (other than what the Sponsor determines to be ether), the Trust Agreement requires the Sponsor to cause the forked asset to be sold and have the proceeds distributed to the Shareholders. The sale of a forked asset received by the Trust will give rise to gain or loss, for U.S. federal income tax purposes, if the amount realized on the sale differs from the value of the new forked asset at the time it was received by the Trust. A hard fork may therefore give rise to additional tax liabilities for Shareholders.

3.8% Tax on Net Investment Income

Certain U.S. Shareholders, who are individuals, are required to pay a 3.8% tax on the lesser of the excess of their modified adjusted gross income over a threshold amount ($250,000 for married persons filing jointly and $200,000 for single taxpayers) or their “net investment income,” which generally includes capital gains from the disposition of property. This tax is in addition to any capital gains taxes due on such investment income. A similar tax applies to estates and trusts. U.S. Shareholders should consult their own tax advisers regarding the effect, if any, this tax may have on their investment in the Shares.

Brokerage Fees and Trust Expenses

Any brokerage or other transaction fee incurred by a Shareholder in purchasing Shares will be treated as part of the Shareholder’s tax basis in the underlying assets of the Trust. Similarly, any brokerage fee incurred by a Shareholder in selling Shares will reduce the amount realized by the Shareholder with respect to the sale. Shareholders will be required to recognize the full amount of gain or loss upon a sale or deemed sale of ether by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Trustee to pay Trust expenses.

Shareholders may deduct their respective pro rata shares of each expense incurred by the Trust to the same extent as if they directly incurred the expense. However, most trust expenses are expected to result in miscellaneous itemized deductions, and noncorporate taxpayers generally are not allowed any deduction with respect to miscellaneous itemized deductions for tax years beginning after December 31, 2017 and before January 1, 2026. For tax years beginning after December 31, 2025, noncorporate taxpayers may deduct certain miscellaneous itemized deductions only to the extent they exceed in the aggregate 2% of the taxpayer’s adjusted gross income.

Investment by Certain Retirement Plans

Individual retirement accounts (“IRAs”) and participant-directed accounts under tax-qualified retirement plans are limited in the types of investments they may make under the Code. Potential purchasers of Shares that are IRAs or participant-directed accounts under a Code section 401(a) plan should consult with their own tax advisors as to the tax consequences of a purchase of Shares.

United States Information Reporting and Backup Withholding; Tax Return Reporting for Cryptocurrency

The Trustee will file certain information returns with the IRS, and provide certain tax-related information to Shareholders, in connection with the Trust. To the extent required by applicable regulations, each Shareholder will be provided with information regarding its allocable portion of the Trust’s annual income, expenses, gains and losses (if any). A U.S. Shareholder may be subject to United States backup withholding tax in certain circumstances unless it provides its taxpayer identification number and complies with certain certification procedures. Non-U.S. Shareholders may have to comply with certification procedures to establish that they are not a United States person, and some Non-U.S. Shareholders may be required to meet certain information reporting or certification requirements imposed by Code requirements popularly referred to as “FATCA” in order to avoid certain information reporting and withholding tax requirements.

The amount of any backup withholding will be allowed as a credit against a Shareholder’s U.S. federal income tax liability and may entitle the Shareholder to a refund, provided that the required information is furnished to the IRS in a timely manner.

Individual U.S. Shareholders will be required to report on their federal income tax return the receipt, acquisition, sale, or exchange of any financial interest in virtual currency, which includes a Shareholder’s interest in ether held by the Trust.

Taxation of Authorized Participants

If an Authorized Participant invests in the Trust on its own behalf, the Authorized Participant will generally recognize income, gain, loss or deduction as described for U.S. Shareholders. If an Authorized Participant is acting as agent for one or more other persons, who are the beneficial owners of the Shares, the Authorized Participant will be obligated to issue an information statement to the beneficial owners, who will recognize the consequences described above for U.S. Shareholders.

Taxation in Jurisdictions Other Than the United States

Prospective purchasers of Shares that are based in or acting out of a jurisdiction other than the United States are advised to consult their own tax advisers as to the tax consequences under the laws of such jurisdiction (or any other jurisdiction other than the United States in which they are subject to taxation) of their purchase, holding, sale and redemption of or any other dealing in Shares and, in particular, as to whether any value added tax, other consumption tax or transfer tax is payable in relation to such purchase, holding, sale, redemption or other dealing.

The foregoing is only a general summary of the material U.S. federal income tax consequences associated with the purchase, ownership and disposition of Shares by a U.S. Shareholder. Each prospective Shareholder should consult the Shareholder’s own tax advisor concerning the U.S. federal, state, local, and non-U.S. tax considerations relevant to an investment in Shares in the Shareholder’s particular tax situation.

PROSPECTIVE SHAREHOLDERS ARE URGED TO CONSULT THEIR LEGAL AND TAX ADVISERS BEFORE DECIDING WHETHER TO INVEST IN THE SHARES OF THE TRUST.

Purchases by Employee Benefit Plans

The Employee Retirement Income Security Act of 1974 (“ERISA”) and/or Section 4975 of the Code impose certain requirements on: (i) employee benefit plans and certain other plans and arrangements, including individual retirement accounts and annuities, Keogh plans and certain collective investment funds or insurance company general or separate accounts in which such plans or arrangements are invested, that are subject to Title I of ERISA and/or Section 4975 of the Code (collectively, “Plans”); and (ii) persons who are fiduciaries with respect to the investment of assets treated as “plan assets” within the meaning of U.S. Department of Labor (the “DOL”) regulation 29 C.F.R. § 2510.3-101, as modified by Section 3(42) of ERISA (the “Plan Assets Regulation”), of a Plan. Investments by Plans are subject to the fiduciary requirements and the applicability of prohibited transaction restrictions under ERISA and the Code. It is anticipated that the Shares will constitute “publicly-held offered securities” as defined in the Department of Labor Regulations § 2510.3-101(b)(2). Accordingly, Shares purchased by a Plan, and not the Plan’s interest in the underlying ether held in the Trust represented by the Shares, should be treated as assets of the Plan, for purposes of applying the “fiduciary responsibility” and “prohibited transaction” rules of ERISA and the Code.

“Governmental plans” within the meaning of Section 3(32) of ERISA, certain “church plans” within the meaning of Section 3(33) of ERISA and “non-U.S. plans” described in Section 4(b)(4) of ERISA, while not subject to the fiduciary responsibility and prohibited transaction provisions of Title I of ERISA or Section 4975 of the Code, may be subject to any federal, state, local, non-U.S. or other law or regulation that is substantially similar to the foregoing provisions of ERISA and the Code. Fiduciaries of any such plans are advised to consult with their counsel prior to an investment in the Shares.

In contemplating an investment of a portion of Plan assets in the Shares, the Plan fiduciary responsible for making such investment should carefully consider, taking into account the facts and circumstances of the Plan, Risk Factors and whether such investment is consistent with its fiduciary responsibilities. The Plan fiduciary should consider, among other issues, whether: (1) the fiduciary has the authority to make the investment under the appropriate governing plan instrument; (2) the investment would constitute a direct or indirect non-exempt prohibited transaction with a “party in interest” or “disqualified person” within the meaning of ERISA and Section 4975 of the Code respectively; (3) the investment is in accordance with the Plan’s funding objectives; and (4) such investment is appropriate for the Plan under the general fiduciary standards of investment prudence and diversification, taking into account the overall investment policy of the Plan, the composition of the Plan’s investment portfolio and the Plan’s need for sufficient liquidity to pay benefits when due. When evaluating the prudence of an investment in the Shares, the Plan fiduciary should consider the DOL’s regulation on investment duties, which can be found at 29 C.F.R. § 2550.404a-1.

Item 1A. Risk Factors.

As a smaller reporting company, the Trust is not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

The Sponsor, Fidelity Management & Research LLC, and their respective affiliates operating as a business organization (collectively, “Fidelity”) and its Enterprise Cybersecurity organization, on behalf of the Trust, have established a comprehensive risk management program, which includes processes to identify, assess, and manage cybersecurity risks, including material risks from cybersecurity threats, and to put in place appropriate controls to mitigate these risks and reduce the potential impact to the Trust and its Shareholders. The Trust does not have any employees and relies upon Fidelity and its Enterprise Cybersecurity organization for the Trust’s day-to-day operations and to establish strategies, policies, and standards for the security of, and operations in, cyberspace.

The Trust depends on and engages various third parties, including suppliers, vendors, and service providers, to operate its business. Through its vendor management program, and on behalf of the Trust, Fidelity oversees and identifies risks from cybersecurity threats associated with the use of third-party service providers. This vendor oversight program includes periodic reviews of the cybersecurity controls of third-party service providers. The frequency of such reviews is generally based on the nature of Trust’s information processed by the vendor and the vendor’s criticality to business operations.

On behalf of the Trust, Fidelity engages third-party consultants to assess, identify, and/or manage material risks from cybersecurity threats. For example, Fidelity engages third-party consultants to perform audits of its cybersecurity measures and risk management processes, including those applicable to Trust. Fidelity has also hired qualified independent assessors to review applicable security controls in accordance with the American Institute of Certified Public Accountant’s System and Organization Controls assurance programs. Additionally, Fidelity utilizes third-party consultants with specific areas of cybersecurity expertise to review and report on various aspects of its cybersecurity program, including those applicable to the Trust. The results of these consulting engagements are shared with the Sponsor as part of periodic reports.

Fidelity’s Enterprise Cybersecurity organization has a threat intelligence program which monitors for emerging cyber threats. Taking information gathered from public and private sources, including industry groups such as the U.S. Cybersecurity and Infrastructure Security Agency and the Financial Services Information Sharing and Analysis Center, the organization analyzes such information and incorporates tactics, techniques, and procedures into the program’s security monitoring and detection tools and processes.

The potential impact of risks from cybersecurity threats on the Trust are assessed on an ongoing basis, and how such risks could materially affect the Trust’s business strategy, operational results, and financial condition are regularly evaluated. During the reporting period, the Sponsor did not identify any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Trust, including its day-to-day operations, financial condition, and business strategies. In conjunction with Fidelity’s Enterprise Cybersecurity, the Sponsor, on behalf of the Trust, participates in regular testing of applicable incident response processes to ensure appropriate escalation, mitigation, communication and reporting processes are in place.

The Sponsor provides strategic oversight regarding cybersecurity risks and threats. The Sponsor’s Compliance and Risk Management Committee (“CRMC”) comprised of various officers of the Sponsor and the broader Fidelity organization receives and reviews periodic reports from senior executives in Fidelity’s enterprise cybersecurity organization, including Fidelity’s Chief Information Security Officer (“CISO”) and members of the CISO’s staff. These reports contain information about risks from cybersecurity threats, including the results of recent independent reviews of the cybersecurity program, summaries of recent cybersecurity threat intelligence assessments, progress on key initiatives and strategies, and updates on recent regulatory activities, including new regulations and examinations.

The CRMC is responsible for assessing and managing material risks from cybersecurity threats. In connection with the Trust's reliance on Fidelity and its Enterprise Cybersecurity organization, the CRMC relies on the cybersecurity expertise of Fidelity’s CISO and members of the CISO’s staff to assist in assessing and managing the Trust's material risks from cybersecurity threats. The CISO has over thirty years of experience as a technology and information risk management leader, holding global senior management roles with large, diversified financial services companies. He has served as Fidelity’s CISO since May 2024.

Management of the Sponsor is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Trust, including through the receipt of notifications from service providers and reliance on communications with risk management, legal, information technology, and/or compliance personnel of Fidelity. The Sponsor is also made aware of material cybersecurity incidents which impact the Trust.

Item 2. Properties.

Not applicable.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a) The Shares of the Trust are listed in the accompanying table. The date the Shares of the Trust began trading, their symbols and their primary listing exchange are indicated below:

Trust	Commencement of Operations	Ticker Symbol	Name of each exchange on which registered
Fidelity Ethereum Fund	July 23, 2024	FETH	Cboe BZX Exchange, Inc.

As of March 10, 2025, there was one DTC participating shareholder of record of the Trust. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

The Trust made no distributions to Shareholders during the period May 24, 2024 (seeding date) through December 31, 2024. The Trust has no obligation to make periodic distributions to Shareholders.

On May 24, 2024, FMR Capital, Inc. (the “Seed Capital Investor”), an affiliate of the Sponsor, purchased one Share at a per-Share price of $40 (the “Seed Share”) in a transaction exempt from registration under Section 4(a)(2) of the 1933 Act. Delivery of the Seed Share was made on May 24, 2024. Total proceeds to the Trust from the sale of the Seed Share was $40. On June 4, 2024, the Seed Share was redeemed for cash and the Seed Capital Investor purchased 125,000 Shares at a per-Share price of $38 (the “Seed Baskets”) in a transaction exempt from registration under Section 4(a)(2) of the 1933 Act. Total proceeds to the Trust from the sale of the Seed Baskets were approximately $4.8 million. On June 4, 2024, the Trust purchased 1,250 ether with the proceeds of the Seed Baskets.

b) Not applicable.

c) The Trust does not purchase Shares directly from its shareholders. The following table summarizes the redemptions by Authorized Participants during the three months ended December 31, 2024:

Title of Securities Registered*	Date	Total Number of Shares Redeemed	Average Price Per Share
Fidelity® Ethereum Fund
Shares
	10/01/2024 to 10/31/2024	1,325,000	$24.71
	11/01/2024 to 11/30/2024	5,050,000	$29.29
	12/01/2024 to 12/31/2024	800,000	$34.93

* The registration statement covers an indeterminate amount of securities to be offered or sold.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our audited financial statements and related notes included elsewhere in this Annual Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements.

Overview of the Trust

Fidelity Ethereum Fund (the “Trust”) is an exchange-traded product that issues shares of beneficial interest (the “Shares”) that trade on the Cboe BZX Exchange, Inc. (the “Exchange”). The Trust’s investment objective is to seek to track the performance of ether, as measured by the performance of the Index, adjusted for the Trust’s expenses and other liabilities. The Index is constructed using ether price feeds from eligible ether spot markets and a volume-weighted median price (“VWMP”) methodology, calculated every 15 seconds based on VWMP spot market data over rolling sixty-minute increments. The Index is designed to reflect the performance of ether in U.S. dollars. In seeking to achieve its investment objective, the Trust holds ether and values its Shares daily based on the same methodology used to calculate the Index. The Trust is sponsored by FD Funds Management LLC (the “Sponsor”), a wholly owned subsidiary of FMR LLC.

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

Valuation of Ether and Computation of Net Asset Value

For purposes of calculating the Trust’s net asset value (“NAV”) per Share, the Trust’s holdings of ether are valued using the same methodology as used to calculate the Index.

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

Results of Operations

Prior to July 23, 2024, the Trust had no operations other than matters relating to the sale and issuance of one share of the Trust to an affiliate for an aggregate purchase price of $40 on May 24, 2024. On June 4, 2024, the seed share was redeemed for cash and the Seed Capital Investor purchased 125,000 Shares at a per-Share price of $38 (the “Seed Baskets”). On June 4, 2024, the Trust purchased 1,250 ether with the proceeds of the Seed Baskets. On July 22, 2024, the Trust’s registration statement was declared effective. On July 23, 2024, the Trust commenced operations and Shares commenced trading on the Exchange.

The Period Ended December 31, 2024

The Trust’s net assets increased from $4.4 million on June 30, 2024, to $1.6 billion on December 31, 2024. The change in the Trust’s net assets was driven by an increase in outstanding Shares, which rose from 125,000 on June 30, 2024 to 47,175,000 on December 31, 2024 as a result of 54,575,000 Shares (2,183 Baskets) being issued and 7,525,000 Shares (301 Baskets) being redeemed during the period July 23, 2024 (commencement of operations) through December 31, 2024 offset by a decrease in the price of ether, which fell 3.34% from $3,448.77 on July 23, 2024 to $3,333.60 on December 31, 2024.

The Trust’s NAV per Share decreased 3.88% from $34.79 on July 23, 2024 to $33.44 on December 31, 2024 (last business day).

The Trust’s NAV per Share of $40.75 at December 6, 2024, was the highest during the period July 23, 2024, through December 31, 2024, compared with a low of $22.24 at September 6, 2024.

During the period ended December 31, 2024, the quantity of ether owned by the Trust and held by the ether custodian increased from 1,250 on June 30, 2024, to 471,750 on December 31, 2024. The increase in quantity resulted from using net cash proceeds received from the increase in capital transactions to purchase ether.

The net decrease in net assets resulting from operations for the period ended December 31, 2024, was $9.1 million, resulting from a net unrealized appreciation on investment in ether of $32.2 million and a net realized loss of $41.3 million from the sale of the investment in ether for the redemption of Shares.

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

Selected Operating Data

December 31, 2024
Price of ether on principal market (1)	$3,333.60
NAV per Share (2)	$33.34

(1) The Trust performed an assessment of the principal market at 11:59:59 p.m., EST, on December 31, 2024.

(2) The NAV per Share was calculated using the fair value of ether based on the principal market price at 11:59:59 p.m., EST, on December 31, 2024.

December 31, 2024
(Last Business Day)
Index price (3)	$3,344.41
Trust’s NAV per Share (3)	$33.44

(3) The Trust’s NAV per Share is derived from the Index Price as represented by the Index as of 4:00 p.m., EST, on the last business day of the period. The Trust’s NAV per Share is calculated using a non-GAAP methodology. Refer to the “Overview of the Trust” and “Valuation of Ether and Computation of Net Asset Value” sections of Item 7 herein for a description of the Index methodology and calculation of the Trust’s NAV per Share. The ether spot markets included in the Index as of the last business day of the quarter were Bitstamp, Coinbase, Gemini, itBit, Kraken, and LMAX Digital.

As of 4:00 p.m., EST, on the last business day of the quarter ended December 31, 2024, the Trust’s total value of ether based on the Index Price (non-GAAP methodology) was $1,577,725,418 and the total market value of the Trust’s ether based on the price of ether at 4:00 p.m., EST, in the principal market was $1,575,833,700.

Analysis of Price Movements

Investors should understand the relationship between the Index Price (non-GAAP measurement of the price of ether), the Trust’s NAV per Share (non-GAAP measurement of the price of ether affected by non-ether net assets, such as the Sponsor Fee), the Trust’s market price per share, and ether’s principal market price. Investors should also be aware that past movements are not indicators of future movements. Movements may be influenced by various factors, including, but not limited to, government regulation, security breaches experienced by service providers, as well as political and economic uncertainties around the world.

The following chart illustrates the movement in the Index Price, the principal market price, and the Trust’s NAV per Share from July 23, 2024 (commencement of operations) to December 31, 2024.

Movement in Index Price, Principal Market Price, and Trust's NAV per Share
40%
30%
20%
10%
0%
-10%
-20%
-30%
-40%
July 23, 2024
August 15, 2024
September 7, 2024
September 30, 2024
October 23, 2024
November 15, 2024
December 8, 2024
December 31, 2024
Index Price
Price of ethereum on principal market
Trust's NAV per Share

During the period from July 23, 2024, to December 31, 2024, the Index Price has ranged from $2,224.34 on September 6, 2024, to $4,075.14 on December 6, 2024. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent ether spot markets individually or as a group.

During the period from July 23, 2024, to December 31, 2024, the 11:59:59 p.m. EST market price of ether, as reported on the Trust’s principal market, has ranged from $2,237.64 on September 6, 2024, to $4,005.79 on December 16, 2024.

Shares trade in the secondary market on the Exchange. Shares may trade in the secondary market at prices that are lower or higher relative to the Trust’s NAV per Share. The amount of the discount or premium in the trading price relative to the Trust’s NAV per Share may be influenced by various factors, including the number of Shareholders who seek to purchase or sell Shares in the secondary market and the liquidity of ether. The following chart sets out the historical closing prices for the Shares as reported by the Exchange and the Trust’s NAV per Share from July 23, 2024, to December 31, 2024.

Trust's NAV per Share vs. Market Price per Share
$50
$45
$40
$35
$30
$25
$20
$15
$10
$5
$0
July 23, 2024
August 15, 2024
September 7, 2024
September 30, 2024
October 23, 2024
November 15, 2024
December 8, 2024
December 31, 2024
Trust's NAV
Market Price per Share

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Trust is not required to provide the information required by this item in this Annual Report.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of Fidelity Ethereum Fund

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities, including the schedule of investment, of Fidelity Ethereum Fund (the “Trust”) as of December 31, 2024, and the related statement of operations, changes in net assets and cash flows for the period May 24, 2024 (seeding date) through December 31, 2024, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2024, and the results of its operations, changes in its net assets and its cash flows for the period May 24, 2024 (seeding date) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the Trust’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 14, 2025

We have served as the Trust's auditor since 2024.

Fidelity Ethereum Fund

Statement of Assets and Liabilities

(Amounts in 000’s of US$, except for share and per share data)	December 31, 2024
Assets
Investment in ether, at fair value (cost $1,540,471)	$1,572,626
Receivables from issuance of capital shares	31,796
Total Assets	$1,604,422
Liabilities
Payable for purchases of ether	31,796
Total Liabilities	$31,796
Commitments and Contingencies (Note 6)
Net Assets
Shares, no par value (unlimited shares authorized) 47,175,000 shares issued and outstanding at December 31, 2024	$—
Paid-in-capital	1,581,741
Total distributable earnings (loss)	(9,115)
Total Net Assets	$1,572,626
Net Asset Value per share (47,175,000 share issued and outstanding as of December 31, 2024)	$33.34

Values shown as $— in the Statement of Assets and Liabilities may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Ethereum Fund

Statement of Operations

(Amounts in 000’s of US$)	For the period May 24, 2024 (seeding date) through December 31,
2024
Investment Income:
Investment income	$—
Expenses:
Sponsor fee	644
Total Expenses Before Waiver	644
Sponsor fee waived	(644)
Net Expenses	—
Net Investment Income (Loss)	$—
Net Realized and Change in Unrealized Gain (Loss) from:
Net realized gain (loss) on investment in ether	(41,270)
Net change in unrealized appreciation (depreciation) on investment in ether	32,155
Net Realized and Change in Unrealized Gain (Loss) on Investment in Ether	$(9,115)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(9,115)

Values shown as $— in the Statement of Operations may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Ethereum Fund

Statement of Changes in Net Assets

(Amounts in 000’s of US$, except for shares)	For the period May 24, 2024 (seeding date) through December 31,
2024
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$—
Net realized gain (loss) on investment in ether	(41,270)
Net change in unrealized appreciation (depreciation) on investment in ether	32,155
Net Increase (Decrease) in Net Assets Resulting from Operations	$(9,115)
Capital Share Transactions:
Shares issued	$1,799,841
Shares redeemed	(218,100)
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	1,581,741
Total Increase (Decrease) in Net Assets	1,572,626
Net Assets, beginning of period	—
Net Assets, End of Period	$1,572,626
Changes in Shares Outstanding:
Shares outstanding, beginning of period	—
Shares issued	54,700,001
Shares redeemed	(7,525,001)
Net Increase in Shares	47,175,000
Shares Outstanding, End of Period	47,175,000

Values shown as $— in the Statement of Changes in Net Assets may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Ethereum Fund

Statement of Cash Flows

(Amounts in 000’s of US$)	For the period May 24, 2024 (seeding date) through December 31,
2024
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(9,115)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payments for purchases of ether	(1,737,370)
Proceeds from ether sold	187,425
Net realized (gain) loss on investment in ether	41,270
Net change in unrealized (appreciation) depreciation on investment in ether	(32,155)
Net Cash Provided by (Used in) Operating Activities	$(1,549,945)
Cash Flows from Financing Activities:
Proceeds from issuance of capital shares	$1,737,370
Cash paid for redemption of capital shares	(187,425)
Net Cash Provided by (Used in) Financing Activities	$1,549,945
Cash
Net increase (decrease) in cash	$—
Cash, beginning of the period	$—
Cash, End of the Period	$—

Values shown as $— in the Statement of Cash Flows may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Ethereum Fund

Schedule of Investment

December 31, 2024

(Amounts in 000’s of US$, except for quantity of ether and percentages)
Investments (a)	Quantity of Ether	Cost	Fair Value	Percentage of Net Assets
Investment in ether
Global
Ether	471,750	$1,540,471	$1,572,626
Total Investment in ether		$1,540,471	$1,572,626	100.00%
Other Assets Less Liabilities			$-	0.00%
Total Net Assets			$1,572,626	100.00%

(a) Non-income producing investment

The accompanying notes are an integral part of these financial statements

Fidelity Ethereum Fund

Notes to the Financial Statements

Note 1: Organization

Fidelity Ethereum Fund (the “Trust”) is a Delaware Statutory Trust that was formed on October 31, 2023, pursuant to the Delaware Statutory Trust Act. The Trust issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of the Trust. The Trust’s investment objective is to seek to track the performance of ether, the native token of the Ethereum blockchain, as measured by the performance of the Index, adjusted for the Trust’s expenses and other liabilities. The Index is designed to reflect the performance of ether in United States (“US”) dollars. The Trust is sponsored by FD Funds Management LLC (the “Sponsor”), a wholly-owned subsidiary of FMR LLC. CSC Delaware Trust Company is the trustee of the Trust (the “Trustee”). The Trust will operate pursuant to a Trust Agreement, as amended and/or restated from time to time (the “Trust Agreement”).

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

Basis of Presentation

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and are stated in US dollars. The Trust qualifies as an investment company for accounting purposes pursuant to the accounting and reporting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”). The Trust uses fair value as its method of accounting for its investment in ether in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of 1940. The Trust operates as a single operating segment. The Trusts’ profit or loss, assets, and performance are regularly monitored and assessed as a whole by the Sponsor of the Trust, using the information presented in the financial statements and financial highlights.

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

New Accounting Pronouncements

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

FASB ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”) became effective in this reporting period. ASU 2023-07 enhances segment information disclosure in the notes to financial statements.

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

On July 10, 2024, the Trust and the Sponsor entered into a Fee Waiver Agreement in which the Sponsor agreed to waive the entirety of the Sponsor Fee (the “Waiver”). The Waiver continued through December 31, 2024, and the Trust began accruing a Sponsor Fee in January 2025.

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

Note 4: Fair Value Measurement

The Trust’s assets recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 2. The following table presents information about the Trust’s assets measured at fair value as of December 31, 2024:

	December 31, 2024
(Amounts are in 000’s)	Level 1	Level 2	Level 3	Total
Investment in ether	$1,572,626	$—	$—	$1,572,626
Total Investments	$1,572,626	$—	$—	$1,572,626

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

Note 8: Financial Highlights

The Trust is presenting the following financial highlights related to investment performance and operations of a Share outstanding for the period July 23, 2024 (commencement of operations) through December 31, 2024. The total return, at net asset value is based on the change in NAV of a Share during the period and the total return, at market value is based on the change in market value of a Share on the Exchange during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

For the period July 23, 2024 (commencement of operations) through December 31,
2024
Per Share Activity
Net Asset Value, beginning of period	$34.87
Net investment income (loss) (1)	—
Net realized and change in unrealized gain (loss)	(1.53)
Net increase (decrease) in net assets resulting from operations	(1.53)
Net Asset Value, end of period	$33.34
Market Value per Share, beginning of period	34.87
Market Value per Share, end of period	$33.41
Total Return, at Net Asset Value (2)	-4.41%
Total Return, at Market Value (2)	-4.20%
Ratios to Average Net Assets
Net investment income (loss) (3)	0.00%
Expenses, gross (3)	0.24%
Expenses, net of waivers (3)	0.00%

(1) Based on average shares outstanding during the period.

(2) Percentages are not annualized.

(3) Percentages are annualized.

Note 9: Subsequent Events

In preparation of the financial statements, management has evaluated the events and transactions subsequent to December 31, 2024, and determined that there are no subsequent events or transactions that would require adjustments to or disclosures in the Trust’s financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its 1934 Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Chief Financial Officer of the Sponsor to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Principal Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trusts disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2024, the Trust’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting that occurred during its most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Sponsor

The Trust does not have any directors, officers or employees. The creation and operation of the Trust has been arranged by the Sponsor. The Sponsor is a wholly-owned subsidiary of FMR LLC.

Background and Principals

The President and Treasurer of the Sponsor are as follows:

Cynthia Lo Bessette, 1969, serves as President of the Sponsor. She is Head of Fidelity’s Digital Asset Management division since 2023, leading teams responsible for the management and development of the investment framework and infrastructure for crypto research, asset tokenization, digital asset/crypto trading, and settlement and the development and implementation of new investment capabilities and investment products and solutions, business development, and digital asset education. Previously, in her role as Head of Fidelity’s Asset Management and Digital Assets Legal, Ms. Lo Bessette led a team providing legal and regulatory guidance across Asset Management and built a team providing legal and regulatory guidance and support to the Fidelity Digital Assets business and blockchain-related technology research and development in the Fidelity Center for Applied Technology. Prior to joining Fidelity in August 2019, Ms. Lo Bessette was Executive Vice President and General Counsel of OppenheimerFunds, and a Director of OFI International, Ltd, the UK affiliate of OppenheimerFunds, and OppenheimerFunds ICAV.

Heather Bonner, 1977, serves as Treasurer of the Sponsor. She is a Senior Vice President in Fidelity’s Asset Management Treasurer’s office responsible for oversight of internal controls impacting the Fidelity funds’ financial reporting, as well as policy setting and interpretation with respect to certain fund accounting, tax, and reporting matters. She also regularly interacts with the Fidelity funds’ Board of Trustees. Additionally, Ms. Bonner oversees the operations of the Fidelity alternative funds’ various service providers, including independent accountants, pricing and bookkeeping agents, and custodians. Prior to joining Fidelity in September 2022, Ms. Bonner was Treasurer and Principal Financial Officer of the AQR Funds.

Family Relationships

There are no family relationships among our executive officers.

Indemnification

The general fiduciary duties that would otherwise be imposed on the Sponsor (which would make its operation of the Trust as described herein impracticable due to the strict prohibition imposed by such duties on, for example, conflicts of interest on behalf of a fiduciary in its dealings with its beneficiaries), will be replaced entirely by the terms of the Trust Agreement (to which terms all Shareholders, by subscribing to the Shares, are deemed to consent).

The Trust Agreement provides that the Trust shall indemnify, defend and hold harmless the Trustee (including in its individual capacity) and any of the officers, directors, employees and agents of the Trustee (the “Indemnified Persons”) from and against any and all losses, damages, liabilities, claims, actions, suits, costs, expenses, disbursements (including the reasonable fees and expenses of counsel and fees and expenses incurred in connection with enforcement of its indemnification rights under the Trust Agreement), taxes and penalties of any kind and nature whatsoever (collectively, “Expenses”), to the extent that such Expenses arise out of or are imposed upon or asserted at any time against such Indemnified Persons with respect to the performance of the Trust Agreement, the creation, operation or termination of the Trust or the transactions contemplated thereby; provided, however, that the Trust shall not be required to indemnify any Indemnified Person for any Expenses which are a result of the willful misconduct, bad faith or gross negligence of an Indemnified Person. If the Trust shall have insufficient assets or improperly refuses to pay an Indemnified Person within sixty (60) days of a request for payment owed hereunder, the Sponsor shall, as secondary obligor, compensate or reimburse the Trustee or indemnify, defend and hold harmless an Indemnified Person as if it were the primary obligor under the Trust Agreement; provided, however, that the Sponsor shall not be required to indemnify any Indemnified Person for any Expenses which are a result of the willful misconduct, bad faith or gross negligence of an Indemnified Person. To the fullest extent permitted by law and by the requirement for treatment of the Trust as a grantor trust for tax purposes, Expenses to be incurred by an Indemnified Person shall, from time to time, be advanced by, or on behalf of, the Sponsor prior to the final disposition of any matter upon receipt by the Sponsor of an undertaking by, or on behalf of, such Indemnified Person to repay such amount if it shall be determined that the Indemnified Person is not entitled to be indemnified under this Trust Agreement.

Under Delaware law, a beneficial owner of a statutory trust (such as a shareholder of the Trust) may, under certain circumstances, institute legal action on behalf of himself and all other similarly situated beneficial owners (a “class action”) to recover damages for violations of fiduciary duties, or on behalf of a statutory trust (a “derivative action”) to recover damages from a third party where there has been a failure or refusal to institute proceedings to recover such damages. In addition, beneficial owners may have the right, subject to certain legal requirements, to bring class actions in federal court to enforce their rights under the federal securities laws and the rules and regulations promulgated thereunder by the SEC. Beneficial owners who have suffered losses in connection with the purchase or sale of their beneficial interests may be able to recover such losses from the Sponsor where the losses result from a violation by the Sponsor of the anti-fraud provisions of the federal securities laws.

The foregoing summary describing in general terms the remedies available to shareholders under federal law is based on statutes, rules and decisions as of the date of this Annual Report. As this is a rapidly developing and changing area of the law, shareholders who believe that they may have a legal cause of action against any of the foregoing parties should consult their own counsel as to their evaluation of the status of the applicable law at such time.

Code of Ethics

The Sponsor has adopted a code of ethics (“Code of Ethics”) that applies to its Principal Executive Officer and Principal Financial and Accounting Officer which is filed as an exhibit to this Annual Report.

Insider Trading Policies and Procedures

Because the Trust does not have directors, officers, or employees, it has not adopted insider trading policies and procedures governing the purchase, sale and/or disposition of Trust securities by such persons.

Item 11. Executive Compensation.

The Trust has no employees or directors and is managed by the Sponsor. None of the officers of the Trust, or the members or officers of the Sponsor receive compensation from the Trust.

The Sponsor receives a unified monthly Sponsor Fee from the Trust that accrues daily at an annual rate of 0.25% of the Trust’s Ether Holdings. Pursuant to the Fee Waiver Agreement, no Sponsor Fee was accrued or paid during the period May 24, 2024 (seeding date) through December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See Item 11 above.

Item 14. Principal Accounting Fees and Services.

(1) to (4). Fees for services performed by PricewaterhouseCoopers LLP (“PwC”) for the period May 24, 2024 (seeding date) through December 31, 2024 were as follows:

Year ended December 31, 2024
Audit Fees	$89,800
Audit-Related Fees	—
Tax Fees	—
All Other Fees	—
Total:	$89,800

Audit Fees for the period May 24, 2024 (seeding date) through December 31, 2024 consist of fees for the audits of the Trust’s May 24, 2024 financial statements included in the Trust’s Registration Statement on Form S-1 under the 1933 Act and the December 31, 2024 annual financial statements included in the Annual Report on Form 10-K and fees for the review of financial statements included in the quarterly reports on Form 10-Q for the period May 24, 2024 (seeding date) through December 31, 2024.

(5) The Sponsor approved all of the services provided by PwC described above. The Sponsor pre‑approves all audit and allowed non‑audit services of the Trust’s independent registered public accounting firm, including all engagement fees and terms.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)
For a list of the financial statements included herein, see Index to the Financial Statements on page [32] of this Annual Report on Form 10-K, incorporated into this Item by reference.
(2)
Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the financial statements or the notes thereto.
(3)
Exhibits:

Exhibit Number	Description
3.1**	Certificate of Trust, incorporated by reference to Exhibit 3.2 of the Trust’s Registration Statement on Form S-1 (File No. 333-278249) filed on May 31, 2024.
4.1**	First Amended and Restated Trust Agreement, incorporated by reference to Exhibit 3.1 of the Trust’s Registration Statement on Form S-1 (File No. 333-278249) filed on June 21, 2024.
4.2*	Description of Securities Registered Under Section 12 of the securities Exchange Act of 1934.
10.1**	Form of Initial Authorized Participant Agreement, incorporated by reference to Exhibit 10.1 of the Trust’s Registration Statement on Form S-1 (File No. 333-278249) filed on May 31, 2024.
10.2**	Distribution Agreement, incorporated by reference to Exhibit 10.2 of the Trust’s Registration Statement on Form S-1 (File No. 333-278249) filed on May 31, 2024.
10.3**	Custodial Services Agreement, incorporated by reference to Exhibit 10.3 of the Trust’s Registration Statement on Form S-1 (File No. 333-278249) filed on May 31, 2024.
10.4**	Administration Agreement, incorporated by reference to Exhibit 10.4 of the Trust’s Registration Statement on Form S-1 (File No. 333-278249) filed on May 31, 2024.
10.4.1**	Amendment to Administration Agreement, incorporated by reference to Exhibit 10.4.1 of the Trust's Registration Statement on Form S-1 (File No. 333-278249) filed on June 21, 2024.
10.5**	Transfer Agency Agreement, incorporated by reference to Exhibit 10.5 of the Trust’s Registration Statement on Form S-1 (File No. 333-278249) filed on May 31, 2024.
10.5.1**	Amendment to Transfer Agency and Service Agreement, incorporated by reference to Exhibit 10.5.1 of the Trust's Registration Statement on Form S-1(File No. 333-278249) filed on May 31, 2024.
10.6**	Sponsor Agreement, incorporated by reference to Exhibit 10.6 of the Trust’s Registration Statement on Form S-1 (File No. 333-278249) filed on June 21, 2024.
10.7**	Custodian Agreement, incorporated by reference to Exhibit 10.7 of the Trust’s Registration Statement on Form S-1 (File No. 333-278249) filed on May 31, 2024.
10.8**	Accession Agreement, incorporated by reference to Exhibit 10.8 of the Trust’s Registration Statement on Form S-1 (File No. 333-278249) filed on May 31, 2024.
14.1*	Fidelity Digital Asset Management Funds’ Code of Ethics for Principal Executive Officer and Principal Financial Officer.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*

Certification of Principal Financial and Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Fidelity Ethereum Fund Compensation Recovery Policy.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Previously filed.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned in the capacities* indicated, thereunto duly authorized.

FIDELITY ETHEREUM FUND

Date: March 14, 2025	By:	/s/ Cynthia Lo Bessette
	Name:	Cynthia Lo Bessette
	Title:	President (Principal Executive Officer)

FIDELITY ETHEREUM FUND

Date: March 14, 2025	By:	/s/ Heather Bonner
	Name:	Heather Bonner
	Title:	Treasurer (Principal Financial and Accounting Officer)

* The registrant is a trust and the persons are signing in their capacities as officers of FD Funds Management LLC, the Sponsor of the registrant.

1.9912509.100

ETH-10K-0325