Form 10-Q
period 2025-03-31
Fidelity Ethereum Fund
filed 2025-05-09
CIK 2000046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The registrant had 42,375,000 outstanding shares as of May 6, 2025

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” that generally relate to future events or future performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events or developments that will or may occur in the future, including such matters as movements in the digital asset markets and indexes that track such movements, Fidelity Ethereum Fund’s (“the Trust’s”) operations, FD Funds Management LLC’s (“the Sponsor’s”) plans and references to the Trust’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation, the risks, uncertainties and other factors we identify in this Quarterly Report and in our filings with the Securities and Exchange Commission (the “SEC”).

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Fidelity Ethereum Fund

Statement of Assets and Liabilities

(unaudited)

(Amounts in 000’s of US$, except for share and per share data)	March 31, 2025	December 31, 2024
Assets
Investment in ether, at fair value (cost $1,186,625 and $1,540,471 at March 31, 2025 and December 31, 2024, respectively)	$734,078	$1,572,626
Receivables from issuance of capital shares	6,420	31,796
Total Assets	$740,498	$1,604,422
Liabilities
Payable for purchases of ether	6,420	31,796
Sponsor fee payable	159	—
Total Liabilities	$6,579	$31,796
Commitments and Contingencies (Note 6)
Net Assets
Shares, no par value (unlimited shares authorized) 40,025,000 and 47,175,000 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Paid-in-capital	1,408,331	1,581,741
Total distributable earnings (loss)	(674,412)	(9,115)
Total Net Assets	$733,919	$1,572,626
Net Asset Value per share (40,025,000 and 47,175,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively)	$18.34	$33.34

Values shown as $— in the Statement of Assets and Liabilities may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Ethereum Fund

Statement of Operations
(unaudited)

(Amounts in 000’s of US$)	Three Months Ended March 31, 2025
Investment Income:
Investment income	$—
Expenses:
Sponsor fee	666
Net Investment Income (Loss)	$(666)
Net Realized and Change in Unrealized Gain (Loss) from:
Net realized gain (loss) on investment in ether sold for redemptions	(179,706)
Net realized gain (loss) on investment in ether transferred to pay the Sponsor fee	(223)
Net change in unrealized appreciation (depreciation) on investment in ether	(484,702)
Net Realized and Change in Unrealized Gain (Loss) on Investment in Ether	$(664,631)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(665,297)

Values shown as $— in the Statement of Operations may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Ethereum Fund

Statement of Changes in Net Assets
(unaudited)

(Amounts in 000’s of US$, except for shares)	Three Months Ended March 31, 2025
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$(666)
Net realized gain (loss) on investment in ether sold for redemptions	(179,706)
Net realized gain (loss) on investment in ether transferred to pay the Sponsor fee	(223)
Net change in unrealized appreciation (depreciation) on investment in ether	(484,702)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(665,297)
Capital Share Transactions:
Shares issued	$365,228
Shares redeemed	(538,638)
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	(173,410)
Total Increase (Decrease) in Net Assets	(838,707)
Net Assets, beginning of period	1,572,626
Net Assets, End of Period	$733,919
Changes in Shares Outstanding:
Shares outstanding, beginning of period	47,175,000
Shares issued	12,350,000
Shares redeemed	(19,500,000)
Net Increase (Decrease) in Shares	(7,150,000)
Shares Outstanding, End of Period	40,025,000

Values shown as $— in the Statement of Changes in Net Assets may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Ethereum Fund

Statement of Cash Flows
(unaudited)

(Amounts in 000’s of US$)	Three Months Ended March 31, 2025
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(665,297)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payments for purchases of ether	(381,759)
Proceeds from ether sold	529,793
Net realized (gain) loss on investment in ether sold for redemptions	179,706
Net realized (gain) loss on investment in ether transferred to pay the Sponsor fee	223
Net change in unrealized (appreciation) depreciation on investment in ether sold for redemptions	484,702
Transfer of ether to pay the Sponsor fee	507
Increase (decrease) in Sponsor fee payable	159
Net Cash Provided by (Used in) Operating Activities	$148,034
Cash Flows from Financing Activities:
Proceeds from issuance of capital shares	$381,759
Cash paid for redemption of capital shares	(529,793)
Net Cash Provided by (Used in) Financing Activities	$(148,034)
Cash
Net increase (decrease) in cash	$—
Cash, beginning of the period	$—
Cash, End of the Period	$—

Values shown as $— in the Statement of Cash Flows may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Ethereum Fund

Schedules of Investment

(unaudited)

March 31, 2025

(Amounts in 000’s of US$, except for quantity of ether and percentages)
Investments (a)	Quantity of Ether	Cost	Fair Value	Percentage of Net Assets
Investment in ether
Global
Ether	400,086	$1,186,625	$734,078
Total Investment in ether		$1,186,625	$734,078	100.02%
Other Assets Less Liabilities			$(159)	(0.02)%
Total Net Assets			$733,919	100.00%
(a)
Non-income producing investment.

December 31, 2024

(Amounts in 000’s of US$, except for quantity of ether and percentages)
Investments (a)	Quantity of Ether	Cost	Fair Value	Percentage of Net Assets
Investment in ether
Global
Ether	471,750	$1,540,471	$1,572,626
Total Investment in ether		$1,540,471	$1,572,626	100.00%
Other Assets Less Liabilities			$-	0.00%
Total Net Assets			$1,572,626	100.00%
(a)
Non-income producing investment.

The accompanying notes are an integral part of these financial statements

Fidelity Ethereum Fund

Notes to the Financial Statements

Note 1: Organization

Fidelity Ethereum Fund (the “Trust”) is a Delaware Statutory Trust that was formed on October 31, 2023, pursuant to the Delaware Statutory Trust Act. The Trust issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of the Trust. The Trust’s investment objective is to seek to track the performance of ether, the native token of the Ethereum blockchain, as measured by the performance of Fidelity Ethereum Reference Rate (the “Index”), adjusted for the Trust’s expenses and other liabilities. The Index is designed to reflect the performance of ether in United States (“US”) dollars. The Trust is sponsored by FD Funds Management LLC (the “Sponsor”), a wholly-owned subsidiary of FMR LLC. CSC Delaware Trust Company is the trustee of the Trust (the “Trustee”). The Trust will operate pursuant to a Trust Agreement, as amended and/or restated from time to time (the “Trust Agreement”).

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

Basis of Presentation

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and are stated in US dollars. The Trust qualifies as an investment company for accounting purposes pursuant to the accounting and reporting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”). The Trust uses fair value as its method of accounting for its investment in ether in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of 1940. The Trust operates as a single operating segment. The Trusts’ profit or loss, assets, and performance are regularly monitored and assessed as a whole by the Sponsor of the Trust, using the information presented in the financial statements and financial highlights. In the opinion of the Trust, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of financial statements for the periods presented. The statement of assets and liabilities as of December 31, 2024, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

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

Investment Valuation

Due to the Trust’s classification as an investment company for GAAP reporting purposes, investments in ether are recorded on the financial statements at their estimated fair value in accordance with ASC Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 requires the determination of the Trust’s principal market or, in the absence of a principal market, the most advantageous market (principal market) and the assumption that ether is sold in their principal market. The Trust determines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants using the principal market on the measurement date and, therefore, the principal market used must be accessible to the Trust on that date. The Trust determines its principal market price for GAAP reporting and utilizes an exchange-traded price from that principal market as of 11:59:59 p.m., EST, on the financial statement measurement date.

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

Investment Transactions and Related Investment Income

The Trust records investment transactions in ether on a trade date basis. For financial reporting purposes, the Trust’s investment holdings and Paid-In-Capital include trades executed through the end of the last business day of the period. The Trust’s purchases are recorded at cost, including transaction fees, and are subsequently fair valued in accordance with the Trust’s fair valuation policy. Changes in fair value are reflected as the net change in unrealized appreciation (depreciation) on investment in ether. Realized gains and losses from investment transactions are determined on the basis of identified cost and reflected as net realized gain (loss) on investment in ether and net realized gain (loss) on investment in ether transferred to pay the Sponsor fee.

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

The Sponsor evaluates tax positions taken or expected to be taken in the course of its tax treatment, and its tax reporting to its shareholders, of these positions to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of March 31, 2025, the 2024 tax year remains open for examination. There were no examinations in progress at period end.

Expenses

Expenses are recorded as accrued. Expense estimates are accrued in the period to which they relate. Expenses included in the accompanying financial statements reflect the expenses of the Trust and do not include any expenses paid by the Sponsor or related entities outside of the Trust.

Recently Adopted Accounting Pronouncements

The FASB issued Accounting Standards Update (“ASU”) No. 2023-08, “Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets” (“ASU 2023-08”) became effective in this interim reporting period. ASU 2023-08 requires entities to subsequently measure certain crypto assets at fair value, and changes in fair value must be recorded in net income in each reporting period. In addition, entities are required to provide additional disclosures about the holdings of certain crypto assets. The Trust’s accounting and reporting under ASC 946 is materially consistent with the interim period reporting requirements of ASU 2023-08.

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

On July 10, 2024, the Trust and the Sponsor entered into a Fee Waiver Agreement in which the Sponsor agreed to waive the entirety of the Sponsor Fee (the “Waiver”). The Waiver continued through December 31, 2024, and the Trust began accruing a Sponsor Fee on January 1, 2025.

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

Note 4: Fair Value Measurement

The Trust’s assets recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 2. The following table presents information about the Trust’s assets measured at fair value as of March 31, 2025 and December 31, 2024:

	March 31, 2025
(Amounts are in 000’s)	Level 1	Level 2	Level 3	Total
Investment in ether	$734,078	$—	$—	$734,078
Total Investments	$734,078	$—	$—	$734,078

	December 31, 2024
(Amounts are in 000’s)	Level 1	Level 2	Level 3	Total
Investment in ether	$1,572,626	$—	$—	$1,572,626
Total Investments	$1,572,626	$—	$—	$1,572,626

Geographic location for all investments is detailed in the accompanying Schedules of Investment.

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

Note 8: Financial Highlights

The Trust is presenting the following financial highlights related to investment performance and operations of a Share outstanding for the three months ended March 31, 2025. The total return, at net asset value is based on the change in NAV of a Share during the period and the total return, at market value is based on the change in market value of a Share on the Exchange during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Three Months Ended March 31, 2025
Per Share Activity
Net Asset Value, beginning of period	$33.34
Net investment income (loss)⁽¹⁾	(0.02)
Net realized and change in unrealized gain (loss)	(14.98)
Net increase (decrease) in net assets resulting from operations	(15.00)
Net Asset Value, end of period	$18.34
Market Value per Share, beginning of period	33.41
Market Value per Share, end of period	$18.25
Total Return, at Net Asset Value⁽²⁾	(44.99)%
Total Return, at Market Value⁽²⁾	(45.38)%
Ratios to Average Net Assets
Net investment income (loss)⁽³⁾	(0.23)%
Expenses, gross⁽³⁾	0.23%
Expenses, net of waivers⁽³⁾	0.23%
(1)
Based on average shares outstanding during the period.
(2)
Percentages are not annualized.
(3)
Percentages are annualized.

Note 9: Subsequent Events

In preparation of the financial statements, management has evaluated the events and transactions subsequent to March 31, 2025, and determined that there are no subsequent events or transactions that would require adjustments to or disclosures in the Trust’s financial statements.

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

Overview of the Trust

Fidelity Ethereum Fund (the “Trust”) is an exchange-traded product that issues shares of beneficial interest (the “Shares”) that trade on the Cboe BZX Exchange, Inc. (the “Exchange”). The Trust’s investment objective is to seek to track the performance of ether, as measured by the performance of Fidelity Ethereum Reference Rate (“the Index”), adjusted for the Trust’s expenses and other liabilities. The Index is constructed using ether price feeds from eligible ether spot markets and a volume-weighted median price (“VWMP”) methodology, calculated every 15 seconds based on VWMP spot market data over rolling sixty-minute increments. The Index is designed to reflect the performance of ether in U.S. dollars. In seeking to achieve its investment objective, the Trust holds ether and values its Shares daily based on the same methodology used to calculate the Index. The Trust is sponsored by FD Funds Management LLC (the “Sponsor”), a wholly owned subsidiary of FMR LLC.

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

Valuation of Ether and Computation of Net Asset Value (“NAV”)

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

Results of Operations

The Trust’s commencement of operations was July 23, 2024. The Trust had no operations prior to July 23, 2024, other than matters relating to its organization and the registration of the Shares under the Securities Act of 1933 (the “1933 Act”).

The Quarter Ended March 31, 2025

The Trust’s net assets decreased from approximately $1.6 billion as of December 31, 2024, to $0.7 billion as of March 31, 2025. The change in the Trust’s net assets was driven by a decrease in outstanding Shares, which fell from 47,175,000 as of December 31, 2024 to 40,025,000 as of March 31, 2025 as a result of 19,500,000 Shares (780 Baskets) being redeemed and 12,350,000 Shares (494 Baskets) being created, coupled with a decrease in the price of ether, which fell 44.96% from $3,333.60 as of December 31, 2024 to $1,834.80 as of March 31, 2025.

The Trust’s NAV per Share decreased 45.16% from $33.44 on December 31, 2024 to $18.34 on March 31, 2025.

The Trust’s NAV per Share of $36.93 at January 06, 2025, was the highest during the three months ended March 31, 2025, compared with a low of $18.34 at March 31, 2025.

The quantity of ether owned by the Trust and held by the ether custodian decreased from 471,750 as of December 31, 2024, to 400,086 as of March 31, 2025. The decrease in quantity resulted from net redemptions of Shares during the quarter which corresponded to net sales of ether.

The net decrease in net assets resulting from operations for the three months ended March 31, 2025, was $0.7 billion, primarily resulting from a net unrealized depreciation on investment in ether of $0.5 billion and a net realized loss of $0.2 billion from the sale of the investment in ether for the redemption of Shares.

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

In exchange for the Sponsor Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. The Sponsor contractually waived the Sponsor Fee until December 31, 2024. On January 1, 2025, the Sponsor Fee began accruing at an annual rate of 0.25% of the Trust’s Ether Holdings.

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

Sponsor Fee payments made to the Sponsor are calculated as a fixed percentage of the Trust’s Ether Holdings. As such, the Sponsor cannot anticipate the payment amounts that will be required under these arrangements for future periods as the Trust’s Ether Holdings are not known until a future date.

Selected Operating Data

March 31, 2025
Price of ether on principal market (1)	$1,834.80
NAV per Share (2)	$18.34
(1)
The Trust performed an assessment of the principal market at 11:59:59 p.m., EST, on March 31, 2025.
(2)
The NAV per Share was calculated using the fair value of ether based on the principal market price at 11:59:59 p.m., EST, on March 31, 2025.

March 31, 2025
(Last Business Day)
Index price (3)	$1,834.80
Trust’s NAV per Share (3)	$18.34
(3)
The Trust’s NAV per Share is derived from the Index Price as represented by the Index as of 4:00 p.m., EST, on the last business day of the period. The Trust’s NAV per Share is calculated using a non-GAAP methodology. Refer to the “Overview of the Trust” and “Valuation of Ether and Computation of Net Asset Value” sections of Item 2 herein for a description of the Index methodology and calculation of the Trust’s NAV per Share. The ether spot markets included in the Index as of the last business day of the period were Bitstamp, Coinbase, Crypto.com, Gemini, Kraken, and LMAX Digital.

As of 4:00 p.m., EST, on the last business day of the quarter ended March 31, 2025, the Trust’s total value of ether based on the Index Price (non-GAAP methodology) was $734,078,020 and the total market value of the Trust’s ether based on the price of ether at 4:00 p.m., EST, in the principal market was $731,089,376.

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
(3)
The Trust’s NAV per Share is derived from the Index Price as represented by the Index as of 4:00 p.m., EST, on the last business day of the period. The Trust’s NAV per Share is calculated using a non-GAAP methodology. Refer to the “Overview of the Trust” and “Valuation of Ether and Computation of Net Asset Value” sections of Item 7 herein for a description of the Index methodology and calculation of the Trust’s NAV per Share. The ether spot markets included in the Index as of the last business day of the period were Bitstamp, Coinbase, Gemini, itBit, Kraken, and LMAX Digital.

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

The following chart illustrates the movement in the Index Price, the principal market price, and the Trust’s NAV per Share during the three months ended March 31, 2025.

Movement in Index Price, Principal Market Price, and Trust's NAV per Share

10%
0%
-10%
-20%
-30%
-40%
-50%
January 2025
February 2025
March 2025
Index Price
Price of ethereum on principal market
Trust's NAV per Share

During the three months ended March 31, 2025, the Index Price has ranged from $1,817.09 on March 29, 2025, to $3,692.75 on January 6, 2025. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent ether spot markets individually or as a group.

During the three months ended March 31, 2025, the 11:59:59 p.m. EST market price of ether, as reported on the Trust’s principal market, has ranged from $1,798.50 on March 30, 2025, to $3,674.12 on January 6, 2025.

Shares trade in the secondary market on the Exchange. Shares may trade in the secondary market at prices that are lower or higher relative to the Trust’s NAV per Share. The amount of the discount or premium in the trading price relative to the Trust’s NAV per Share may be influenced by various factors, including the number of Shareholders who seek to purchase or sell Shares in the secondary market and the liquidity of ether. The following chart sets out the historical closing prices for the Shares as reported by the Exchange and the Trust’s NAV per Share during the three months ended March 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Trust is not required to provide the information required by this item in this Quarterly Report.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended, we, under the supervision and with the participation of our President (principal executive officer) and Treasurer (principal financial and accounting officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
Not applicable.
(b)
Not applicable
(c)
The Trust does not purchase Shares directly from its shareholders. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2025:

Title of Securities Registered*	Date	Total Number of Shares Redeemed	Average Price Per Share
Fidelity® Ethereum Fund
Shares
	01/01/2025 to 01/31/2025	10,800,000	$32.64
	02/01/2025 to 02/28/2025	3,125,000	$24.09
	03/01/2025 to 03/31/2025	5,575,000	$19.89

* The registration statement covers an indeterminate amount of securities to be offered or sold.

Item 3. Defaults Upon Senior Securities

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

FIDELITY ETHEREUM FUND

Date: May 9, 2025	By:	/s/ Cynthia Lo Bessette
	Name:	Cynthia Lo Bessette
	Title:	President (Principal Executive Officer)

FIDELITY ETHEREUM FUND

Date: May 9, 2025	By:	/s/ Heather Bonner
	Name:	Heather Bonner
	Title:	Treasurer (Principal Financial and Accounting Officer)

* The registrant is a trust and the persons are signing in their capacities as officers of FD Funds Management LLC, the Sponsor of the registrant.

1.9912510.100

ETH-10Q1-0525