Form 10-Q
period 2025-06-30
Fidelity Ethereum Fund
filed 2025-08-08
CIK 2000046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The registrant had 66,450,000 outstanding shares as of August 5, 2025

i

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Fidelity Ethereum Fund

Statements of Assets and Liabilities

(unaudited)

(Amounts in 000’s of US$, except for share and per share data)	June 30, 2025	December 31, 2024
Assets
Investment in ether, at fair value (cost $1,297,566 and $1,540,471 as of June 30, 2025 and December 31, 2024, respectively)	$1,239,727	$1,572,626
Receivables from issuance of capital shares	25,709	31,796
Total Assets	$1,265,436	$1,604,422
Liabilities
Payable for purchases of ether	25,709	31,796
Sponsor fee payable	239	—
Total Liabilities	$25,948	$31,796
Commitments and Contingencies (Note 6)
Net Assets
Shares, no par value (unlimited shares authorized) 49,925,000 and 47,175,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Paid-in-capital	1,666,741	1,581,741
Total distributable earnings (loss)	(427,253)	(9,115)
Total Net Assets	$1,239,488	$1,572,626
Net Asset Value per share (49,925,000 and 47,175,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively)	$24.83	$33.34

Values shown as $— in the Statements of Assets and Liabilities may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Ethereum Fund

Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in 000’s of US$)	2025	2024⁽¹⁾	2025	2024⁽¹⁾
Investment Income:
Investment income	$—	$—	$—	$—
Expenses:
Sponsor fee	603	—	1,269	—
Net Investment Income (Loss)	$(603)	$—	$(1,269)	$—
Net Realized and Change in Unrealized Gain (Loss) from:
Net realized gain (loss) on investment in ether sold for redemptions	(146,711)	—	(326,417)	—
Net realized gain (loss) on investment in ether transferred to pay the Sponsor fee	(235)	—	(458)	—
Net change in unrealized appreciation (depreciation) on investment in ether	394,708	(383)	(89,994)	(383)
Net Realized and Change in Unrealized Gain (Loss) on Investment in Ether	$247,762	$(383)	$(416,869)	$(383)
Net Increase (Decrease) in Net Assets Resulting from Operations	$247,159	$(383)	$(418,138)	$(383)
(1)
The period presented is from May 24, 2024 (seeding date) through June 30, 2024.

Values shown as $— in the Statements of Operations may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Ethereum Fund

Statements of Changes in Net Assets
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in 000’s of US$, except for shares)	2025	2024⁽¹⁾	2025	2024⁽¹⁾
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$(603)	$—	$(1,269)	$—
Net realized gain (loss) on investment in ether sold for redemptions	(146,711)	—	(326,417)	—
Net realized gain (loss) on investment in ether transferred to pay the Sponsor fee	(235)	—	(458)	—
Net change in unrealized appreciation (depreciation) on investment in ether	394,708	(383)	(89,994)	(383)
Net Increase (Decrease) in Net Assets Resulting from Operations	$247,159	$(383)	$(418,138)	$(383)
Capital Share Transactions:
Shares issued	571,074	4,751	936,302	4,751
Shares redeemed	(312,664)	—	(851,302)	—
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	$258,410	$4,751	$85,000	$4,751
Total Increase (Decrease) in Net Assets	$505,569	$4,368	$(333,138)	$4,368
Net Assets, beginning of period	733,919	—	1,572,626	—
Net Assets, End of Period	$1,239,488	$4,368	$1,239,488	$4,368
Changes in Shares Outstanding:
Shares outstanding, beginning of period	40,025,000	—	47,175,000	—
Shares issued	24,200,000	125,001	36,550,000	125,001
Shares redeemed	(14,300,000)	(1)	(33,800,000)	(1)
Net Increase (Decrease) in Shares	9,900,000	125,000	2,750,000	125,000
Shares Outstanding, End of Period	49,925,000	125,000	49,925,000	125,000
(1)
The period presented is from May 24, 2024 (seeding date) through June 30, 2024.

Values shown as $— in the Statements of Changes in Net Assets may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Ethereum Fund

Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(Amounts in 000’s of US$)	2025	2024⁽¹⁾
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(418,138)	$(383)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payments for purchases of ether	(881,161)	(4,751)
Proceeds from ether sold	790,074	—
Net realized (gain) loss on investment in ether sold for redemptions	326,417	—
Net realized (gain) loss on investment in ether transferred to pay the Sponsor fee	458	—
Net change in unrealized (appreciation) depreciation on investment in ether sold for redemptions	89,994	383
Transfer of ether to pay the Sponsor fee	1,030	—
Increase (decrease) in Sponsor fee payable	239	—
Net Cash Provided by (Used in) Operating Activities	$(91,087)	$(4,751)
Cash Flows from Financing Activities:
Proceeds from issuance of capital shares	881,161	4,751
Cash paid for redemption of capital shares	(790,074)	—
Net Cash Provided by (Used in) Financing Activities	$91,087	$4,751
Cash
Net increase (decrease) in cash	$—	$—
Cash, beginning of the period	$—	$—
Cash, End of the Period	$—	$—
(1)
The period presented is from May 24, 2024 (seeding date) through June 30, 2024.

Values shown as $— in the Statements of Cash Flows may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Ethereum Fund

Schedules of Investment

(unaudited)

June 30, 2025

(Amounts in 000’s of US$, except for quantity of ether and percentages)
Investments (a)	Quantity of Ether	Cost	Fair Value	Percentage of Net Assets
Investment in ether
Global
Ether	498,722	$1,297,566	$1,239,727
Total Investment in ether		$1,297,566	$1,239,727	100.02%
Other Assets Less Liabilities			$(239)	(0.02)%
Total Net Assets			$1,239,488	100.00%
(a)
Non-income producing investment.

December 31, 2024

(Amounts in 000’s of US$, except for quantity of ether and percentages)
Investments (a)	Quantity of Ether	Cost	Fair Value	Percentage of Net Assets
Investment in ether
Global
Ether	471,750	$1,540,471	$1,572,626
Total Investment in ether		$1,540,471	$1,572,626	100.00%
Other Assets Less Liabilities			$—	0.00%
Total Net Assets			$1,572,626	100.00%
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

Basis of Presentation

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and are stated in US dollars. The Trust qualifies as an investment company for accounting purposes pursuant to the accounting and reporting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”). The Trust uses fair value as its method of accounting for its investment in ether in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of 1940. The Trust operates as a single operating segment. The Trusts’ profit or loss, assets, and performance are regularly monitored and assessed as a whole by the Sponsor of the Trust, using the information presented in the financial statements and financial highlights. In the opinion of the Trust, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of financial statements for the periods presented. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC.

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

The Sponsor evaluates tax positions taken or expected to be taken in the course of its tax treatment, and its tax reporting to its shareholders, of these positions to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of June 30, 2025, the 2024 tax year remains open for examination. There were no examinations in progress at period end.

Expenses

Expenses are recorded as accrued. Expense estimates are accrued in the period to which they relate. Expenses included in the accompanying financial statements reflect the expenses of the Trust and do not include any expenses paid by the Sponsor or related entities outside of the Trust.

Recently Adopted Accounting Pronouncements

The FASB issued Accounting Standards Update (“ASU”) No. 2023-08, “Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets” (“ASU 2023-08”) became effective for annual and interim reporting periods beginning after December 15, 2024. ASU 2023-08 requires entities to subsequently measure certain crypto assets at fair value, and changes in fair value must be recorded in net income in each reporting period. In addition, entities are required to provide additional disclosures about the holdings of certain crypto assets. The Trust’s accounting and reporting under ASC 946 is materially consistent with the interim period reporting requirements of ASU 2023-08.

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

Effective July 10, 2024, the Trust and the Sponsor entered into a Fee Waiver Agreement in which the Sponsor agreed to waive the entirety of the Sponsor Fee (the “Waiver”) through December 31, 2024. Effective December 31, 2024, the Waiver ended pursuant to the terms of the Fee Waiver Agreement.

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

Note 4: Fair Value Measurement

The Trust’s assets recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 2. The following table presents information about the Trust’s assets measured at fair value as of June 30, 2025 and December 31, 2024:

	June 30, 2025
(Amounts are in 000’s)	Level 1	Level 2	Level 3	Total
Investment in ether	$1,239,727	$—	$—	$1,239,727
Total Investments	$1,239,727	$—	$—	$1,239,727

	December 31, 2024
(Amounts are in 000’s)	Level 1	Level 2	Level 3	Total
Investment in ether	$1,572,626	$—	$—	$1,572,626
Total Investments	$1,572,626	$—	$—	$1,572,626

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

Note 8: Financial Highlights

The Trust is presenting the following financial highlights related to investment performance and operations of a Share outstanding for the six months ended June 30, 2025. The total return, at net asset value is based on the change in NAV of a Share during the period and the total return, at market value is based on the change in market value of a Share on the Exchange during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Six Months Ended June 30, 2025
Per Share Activity
Net Asset Value, beginning of period	$33.34
Net investment income (loss)⁽¹⁾	(0.03)
Net realized and change in unrealized gain (loss)	(8.48)
Net increase (decrease) in net assets resulting from operations	(8.51)
Net Asset Value, end of period	$24.83
Market Value per Share, beginning of period	33.41
Market Value per Share, end of period	$25.17
Total Return, at Net Asset Value⁽²⁾	(25.52)%
Total Return, at Market Value⁽²⁾	(24.66)%
Ratios to Average Net Assets
Net investment income (loss)⁽³⁾	(0.24)%
Expenses, gross⁽³⁾	0.24%
Expenses, net of waivers⁽³⁾	0.24%
(1)
Based on average shares outstanding during the period.
(2)
Percentages are not annualized.
(3)
Percentages are annualized.

Note 9: Subsequent Events

In preparation of the financial statements, management has evaluated the events and transactions subsequent to June 30, 2025, and determined that there are no subsequent events or transactions that would require adjustments to or disclosures in the Trust’s financial statements.

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

The Quarter Ended June 30, 2025

The Trust’s net assets increased from approximately $0.7 billion as of March 31, 2025, to $1.2 billion as of June 30, 2025. The change in the Trust’s net assets was driven by an increase in outstanding Shares, which rose from 40,025,000 as of March 31, 2025 to 49,925,000 as of June 30, 2025 as a result of 24,200,000 Shares (968 Baskets) being created and 14,300,000 Shares (572 Baskets) being redeemed, coupled with an increase in the price of ether, which rose 35.48% from $1,834.80 as of March 31, 2025 to $2,485.81 as of June 30, 2025.

The Trust’s NAV per Share increased 36.69% from $18.34 on March 31, 2025 to $25.07 on June 30, 2025.

The Trust’s NAV per Share of $28.13 at June 11, 2025, was the highest during the three months ended June 30, 2025, compared with a low of $14.64 at April 08, 2025.

The quantity of ether owned by the Trust and held by the ether custodian increased from 400,086 as of March 31, 2025, to 498,722 as of June 30, 2025. The increase in quantity resulted from using net cash proceeds received from the increase in capital transactions to purchase ether.

The net increase in net assets resulting from operations for the three months ended June 30, 2025, was approximately $0.3 billion, primarily resulting from a net unrealized appreciation on investment in ether of $0.4 billion and a net realized loss of approximately $0.1 billion from the sale of the investment in ether for the redemption of Shares.

The Period Ended June 30, 2025

The Trust’s net assets decreased from approximately $1.6 billion as of December 31, 2024, to $1.2 billion as of June 30, 2025. The change in the Trust’s net assets was driven by an increase in outstanding Shares, which rose from 47,175,000 as of December 31, 2024 to 49,925,000 as of June 30, 2025 as a result of 36,550,000 Shares (1,462 Baskets) being created and 33,800,000 Shares (1,352 Baskets) being redeemed, coupled with a decrease in the price of ether, which fell 25.43% from $3,333.60 as of December 31, 2024 to $2,485.81 as of June 30, 2025.

The Trust’s NAV per Share decreased 25.03% from $33.44 on December 31, 2024 to $25.07 on June 30, 2025.

The Trust’s NAV per Share of $36.93 at January 06, 2025, was the highest during the six months ended June 30, 2025, compared with a low of $14.64 at April 08, 2025.

The quantity of ether owned by the Trust and held by the ether custodian increased from 471,750 as of December 31, 2024, to 498,722 as of June 30, 2025. The increase in quantity resulted from the issuances of Shares, which were partially offset from ether transferred to pay the Sponsor fee during the quarter ended June 30, 2025.

The net decrease in net assets resulting from operations for the six months ended June 30, 2025, was $0.4 billion, primarily resulting from a net unrealized depreciation on investment in ether of $0.1 billion and a net realized loss of $0.3 billion from the sale of the investment in ether for the redemption of Shares.

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

Selected Operating Data

June 30, 2025
Price of ether on principal market (1)	$2,485.81
NAV per Share (2)	$24.83
(1)
The Trust performed an assessment of the principal market at 11:59:59 p.m., EST, on June 30, 2025.
(2)
The NAV per Share was calculated using the fair value of ether based on the principal market price at 11:59:59 p.m., EST, on June 30, 2025.

June 30, 2025
Index price (3)	$2,510.00
Trust’s NAV per Share (3)	$25.07
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

As of 4:00 p.m., EST, on the last business day of the quarter ended June 30, 2025, the Trust’s total value of ether based on the Index Price (non-GAAP methodology) was $1,251,791,336 and the total market value of the Trust’s ether based on the price of ether at 4:00 p.m., EST, in the principal market was $1,254,898,372.

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

The following chart illustrates the movement in the Index Price, the principal market price, and the Trust’s NAV per Share during the six months ended June 30, 2025.

Movement in Index Price, Principal Market Price, and Trust's NAV per Share
10%
0%
-10%
-20%
-30%
-40%
-50%
-60%
January 2025
February 2025
March 2025
April 2025
May 2025
June 2025
Index Price
Price of ether on principal market
Trust's NAV per Share

During the six months ended June 30, 2025, the Index Price has ranged from $1,465.30 on April 8, 2025, to $3,692.75 on January 6, 2025. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent ether spot markets individually or as a group.

During the six months ended June 30, 2025, the 11:59:59 p.m. EST market price of ether, as reported on the Trust’s principal market, has ranged from $1,417.92 on April 8, 2025, to $3,674.12 on January 6, 2025.

Shares trade in the secondary market on the Exchange. Shares may trade in the secondary market at prices that are lower or higher relative to the Trust’s NAV per Share. The amount of the discount or premium in the trading price relative to the Trust’s NAV per Share may be influenced by various factors, including the number of Shareholders who seek to purchase or sell Shares in the secondary market and the liquidity of ether. The following chart sets out the historical closing prices for the Shares as reported by the Exchange and the Trust’s NAV per Share during the six months ended June 30, 2025.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in our Prospectus dated July 31, 2025 (Registration No. 333-278249).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
Not applicable.
(b)
Not applicable
(c)
The Trust does not purchase Shares directly from its shareholders. The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2025:

Title of Securities Registered*	Date	Total Number of Shares Redeemed	Average Price Per Share
Fidelity® Ethereum Fund Shares
	04/01/2025 to 04/30/2025	3,775,000	$15.47
	05/01/2025 to 05/31/2025	5,300,000	$22.88
	06/01/2025 to 06/30/2025	5,225,000	$25.46

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

Item 5. Other Information.

None.

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description
4.1	Second Amended and Restated Trust Agreement(1)
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2

Certification of Principal Financial and Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

(1)
Previously filed as Exhibit 4.1 to the Fund’s Current Report on Form 8-K (File No. 001-42163), filed on July 23, 2025.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned in the capacities* indicated, thereunto duly authorized.

FIDELITY ETHEREUM FUND

Date: August 8, 2025	By:	/s/ Cynthia Lo Bessette
	Name:	Cynthia Lo Bessette
	Title:	President (Principal Executive Officer)

FIDELITY ETHEREUM FUND

Date: August 8, 2025	By:	/s/ Heather Bonner
	Name:	Heather Bonner
	Title:	Treasurer (Principal Financial and Accounting Officer)

* The registrant is a trust and the persons are signing in their capacities as officers of FD Funds Management LLC, the Sponsor of the registrant.

1.9912511.101

ETH-10Q2-0825