Form 10-Q
period 2025-09-30
Fidelity Ethereum Fund
filed 2025-11-07
CIK 2000046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The registrant had 74,675,000 outstanding shares as of November 4, 2025

i

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Fidelity Ethereum Fund

Statements of Assets and Liabilities

(unaudited)

(Amounts in 000’s of US$, except for share and per share data)	September 30, 2025	December 31, 2024
Assets
Investment in ether, at fair value (cost $2,240,553 and $1,540,471 as of September 30, 2025 and December 31, 2024, respectively)	$3,154,847	$1,572,626
Receivables from issuance of capital shares	—	31,796
Total Assets	$3,154,847	$1,604,422
Liabilities
Payable for purchases of ether	—	31,796
Sponsor fee payable	662	—
Total Liabilities	$662	$31,796
Commitments and Contingencies (Note 6)
Net Assets
Shares, no par value (unlimited shares authorized) 76,500,000 and 47,175,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Paid-in-capital	2,708,469	1,581,741
Total distributable earnings (loss)	445,716	(9,115)
Total Net Assets	$3,154,185	$1,572,626
Net Asset Value per share (76,500,000 and 47,175,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively)	$41.23	$33.34

Values shown as $— in the Statements of Assets and Liabilities may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Ethereum Fund

Statements of Operations
(unaudited)

(Amounts in 000’s of US$)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024⁽¹⁾
Investment Income:
Investment income	$—	$—	$—	$—
Expenses:
Sponsor fee	1,788	139	3,057	139
Total Expenses Before Waiver	1,788	139	3,057	139
Sponsor fee waived	—	(139)	—	(139)
Net Expenses	1,788	—	3,057	—
Net Investment Income (Loss)	$(1,788)	$—	$(3,057)	$—
Net Realized and Change in Unrealized Gain (Loss) from:
Net realized gain (loss) on investment in ether sold for redemptions	(97,177)	(2,096)	(423,594)	(2,096)
Net realized gain (loss) on investment in ether transferred to pay the Sponsor fee	(199)	—	(657)	—
Net change in unrealized appreciation (depreciation) on investment in ether	972,133	(56,532)	882,139	(56,915)
Net Realized and Change in Unrealized Gain (Loss) on Investment in Ether	$874,757	$(58,628)	$457,888	$(59,011)
Net Increase (Decrease) in Net Assets Resulting from Operations	$872,969	$(58,628)	$454,831	$(59,011)
(1)
The period presented is from May 24, 2024 (seeding date) through September 30, 2024.

Values shown as $— in the Statements of Operations may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Ethereum Fund

Statements of Changes in Net Assets
(unaudited)

(Amounts in 000’s of US$, except for shares)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024⁽¹⁾
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$(1,788)	$—	$(3,057)	$—
Net realized gain (loss) on investment in ether sold for redemptions	(97,177)	(2,096)	(423,594)	(2,096)
Net realized gain (loss) on investment in ether transferred to pay the Sponsor fee	(199)	—	(657)	—
Net change in unrealized appreciation (depreciation) on investment in ether	972,133	(56,532)	882,139	(56,915)
Net Increase (Decrease) in Net Assets Resulting from Operations	$872,969	$(58,628)	$454,831	$(59,011)
Capital Share Transactions:
Shares issued	2,737,861	488,232	3,674,163	492,983
Shares redeemed	(1,696,133)	(9,479)	(2,547,435)	(9,479)
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	$1,041,728	$478,753	$1,126,728	$483,504
Total Increase (Decrease) in Net Assets	$1,914,697	$420,125	$1,581,559	$424,493
Net Assets, beginning of period	1,239,488	4,368	1,572,626	—
Net Assets, End of Period	$3,154,185	$424,493	$3,154,185	$424,493
Changes in Shares Outstanding:
Shares outstanding, beginning of period	49,925,000	125,000	47,175,000	—
Shares issued	67,750,000	16,375,000	104,300,000	16,500,001
Shares redeemed	(41,175,000)	(350,000)	(74,975,000)	(350,001)
Net Increase (Decrease) in Shares	26,575,000	16,025,000	29,325,000	16,150,000
Shares Outstanding, End of Period	76,500,000	16,150,000	76,500,000	16,150,000
(1)
The period presented is from May 24, 2024 (seeding date) through September 30, 2024.

Values shown as $— in the Statements of Changes in Net Assets may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Ethereum Fund

Statements of Cash Flows
(unaudited)

(Amounts in 000’s of US$)	Nine Months Ended September 30,
	2025	2024⁽¹⁾
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$454,831	$(59,011)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payments for purchases of ether	(3,602,886)	(488,769)
Proceeds from ether sold	2,444,362	5,265
Net realized (gain) loss on investment in ether sold for redemptions	423,594	2,096
Net realized (gain) loss on investment in ether transferred to pay the Sponsor fee	657	—
Net change in unrealized (appreciation) depreciation on investment in ether	(882,139)	56,915
Transfer of ether to pay the Sponsor fee	2,395	—
Increase (decrease) in Sponsor fee payable	662	—
Net Cash Provided by (Used in) Operating Activities	$(1,158,524)	$(483,504)
Cash Flows from Financing Activities:
Proceeds from issuance of capital shares	3,602,886	488,769
Cash paid for redemption of capital shares	(2,444,362)	(5,265)
Net Cash Provided by (Used in) Financing Activities	$1,158,524	$483,504
Cash
Net increase (decrease) in cash	$—	$—
Cash, beginning of the period	$—	$—
Cash, End of the Period	$—	$—
(1)
The period presented is from May 24, 2024 (seeding date) through September 30, 2024.

Values shown as $— in the Statements of Cash Flows may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Ethereum Fund

Schedules of Investment

(unaudited)

September 30, 2025

(Amounts in 000’s of US$, except for quantity of ether and percentages)
Investments (a)	Quantity of Ether	Cost	Fair Value	Percentage of Net Assets
Investment in ether
Global
Ether	763,730	$2,240,553	$3,154,847
Total Investment in ether		$2,240,553	$3,154,847	100.02%
Other Assets Less Liabilities			$(662)	(0.02)%
Total Net Assets			$3,154,185	100.00%
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

Prior to June 4, 2024, the Trust had no operations other than matters relating to the sale and issuance of one Share of the Trust to an affiliate at a per-Share price of $40 (the “Seed Share”) on May 24, 2024. On June 4, 2024, the Seed Share was redeemed for cash and FMR Capital, Inc. (the "Seed Capital Investor"), an affiliate of the Sponsor, purchased 125,000 Shares at a per-Share price of $38 (the “Seed Baskets”). On June 4, 2024, the Trust purchased 1,250 ether with the proceeds of the Seed Baskets. On July 22, 2024, the Trust was declared effective. On July 23, 2024, the Trust commenced operations and Shares commenced trading on Cboe BZX Exchange, Inc. (the “Exchange”).

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

Ether Assets

Ether is an Ethereum-based token, which is a type of digital asset based on an open-source cryptographic protocol existing on an Ethereum network. The Ethereum network supports ether and other Ethereum-based tokens. Digital assets are defined broadly as digital records that are made using cryptography for verification and security purposes, on a distributed ledger and may be characterized by their ability to be used as a medium of exchange, a representation to provide or access goods or services, or as a financing vehicle, such as a security. The Trust identifies ether as an “other investment” in accordance with ASC 946.

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

Investment Transactions and Related Investment Income

The Trust records investment transactions in ether on a trade date basis. For financial reporting purposes, the Trust’s investment holdings and Paid-In-Capital include trades executed through the end of the last business day of the period. The Trust’s purchases are recorded at cost, including transaction fees, and are subsequently fair valued in accordance with the Trust’s fair valuation policy. Changes in fair value are reflected as the net change in unrealized appreciation (depreciation) on investment in ether. Realized gains and losses from investment transactions are determined on the basis of identified cost and reflected as net realized gain (loss) on investment in ether sold for redemptions and net realized gain (loss) on investment in ether transferred to pay the Sponsor fee.

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

The Sponsor evaluates tax positions taken or expected to be taken in the course of its tax treatment, and its tax reporting to its shareholders, of these positions to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of September 30, 2025, the 2024 tax year remains open for examination. There were no examinations in progress at period end.

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

Note 4: Fair Value Measurement

The Trust’s assets recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 2. The following table presents information about the Trust’s assets measured at fair value as of September 30, 2025 and December 31, 2024:

	September 30, 2025
(Amounts are in 000’s)	Level 1	Level 2	Level 3	Total
Investment in ether	$3,154,847	$—	$—	$3,154,847
Total Investments	$3,154,847	$—	$—	$3,154,847

	December 31, 2024
(Amounts are in 000’s)	Level 1	Level 2	Level 3	Total
Investment in ether	$1,572,626	$—	$—	$1,572,626
Total Investments	$1,572,626	$—	$—	$1,572,626

Geographic location for all investments is detailed in the accompanying Schedules of Investment.

Note 5: Capital

The Trust is an exchange-traded product. The Trust continuously offers Baskets consisting of Shares to Authorized Participants. The number of outstanding Shares is expected to increase and decrease from time to time as a result of the issuance and redemption of Baskets. The issuance and redemption of Baskets requires the delivery to the Trust or the distribution by the Trust of the amount of ether or cash represented by the Trust’s NAV of the Baskets being issued or redeemed. The total amount of ether or cash required for the issuance or redemption of Baskets will be based on the combined net assets represented by the number of Baskets being issued or redeemed.

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

Note 8: Financial Highlights

The Trust is presenting the following financial highlights related to investment performance and operations of a Share outstanding for the nine months ended September 30, 2025 and the period July 23, 2024 (commencement of operations) through September 30, 2024. The total return, at net asset value is based on the change in NAV of a Share during the period and the total return, at market value is based on the change in market value of a Share on the Exchange during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Nine Months Ended September 30, 2025	For the Period July 23, 2024 (Commencement of Operations) Through September 30, 2024
Per Share Activity
Net Asset Value, beginning of period	$33.34	$34.87
Net investment income (loss)⁽¹⁾	(0.06)	—
Net realized and change in unrealized gain (loss)	7.95	(8.59)
Net increase (decrease) in net assets resulting from operations	7.89	(8.59)
Net Asset Value, end of period	$41.23	$26.28
Market Value per Share, beginning of period	33.41	34.87
Market Value per Share, end of period	$41.55	$25.97
Total Return, at Net Asset Value⁽²⁾	23.68%	(24.63)%
Total Return, at Market Value⁽²⁾	24.36%	(25.53)%
Ratios to Average Net Assets
Net investment income (loss)⁽³⁾	(0.25)%	0.00%
Expenses, gross⁽³⁾	0.25%	0.24%
Expenses, net of waivers⁽³⁾	0.25%	0.00%
(1)
Based on average shares outstanding during the period.
(2)
Percentages are not annualized.
(3)
Percentages are annualized.

Note 9: Subsequent Events

In preparation of the financial statements, management has evaluated the events and transactions subsequent to September 30, 2025, and determined that there are no subsequent events or transactions that would require adjustments to or disclosures in the Trust’s financial statements.

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

The Trust is passively managed and does not pursue active management investment strategies. The Sponsor believes that the Shares are designed to provide investors with a cost-effective and convenient way to invest in ether without purchasing, holding and trading ether directly. The Trust sells and redeems Shares only with Authorized Participants in exchange for ether or cash and only in blocks of 25,000 Shares.

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

The Quarter Ended September 30, 2025

The Trust’s net assets increased from approximately $1.2 billion as of June 30, 2025, to $3.2 billion as of September 30, 2025. The change in the Trust’s net assets was driven by an increase in outstanding Shares, which rose from 49,925,000 as of June 30, 2025 to 76,500,000 as of September 30, 2025 as a result of 67,750,000 Shares (2,710 Baskets) being created and 41,175,000 Shares (1,647 Baskets) being redeemed, coupled with an increase in the price of ether, which rose 66.18% from $2,485.81 as of June 30, 2025 to $4,130.84 as of September 30, 2025.

The Trust’s NAV per Share increased 64.58% from $25.07 as of June 30, 2025 to $41.26 as of September 30, 2025.

The Trust’s NAV per Share of $48.12 at August 22, 2025, was the highest during the three months ended September 30, 2025, compared with a low of $24.11 at July 1, 2025.

The quantity of ether owned by the Trust and held by the ether custodian increased from 498,722 as of June 30, 2025, to 763,730 as of September 30, 2025. The increase in quantity is the result of the net increase from capital share transactions.

The net increase in net assets resulting from operations for the three months ended September 30, 2025, was approximately $0.9 billion, primarily resulting from a net unrealized appreciation on investment in ether of approximately $1.0 billion and a net realized loss of $0.1 billion from the sale of the investment in ether for the redemption of Shares.

The Quarter Ended September 30, 2024

The Trust’s net assets increased from $4.4 million on June 30, 2024 to $424.5 million on September 30, 2024. The change in the Trust’s net assets was driven by an increase in outstanding Shares, which increased from 125,000 on June 30, 2024 to 16,150,000 on September 30, 2024 as a result of 16,375,000 Shares (655 Baskets) being issued and 350,000 Shares (14 Baskets) being redeemed during the period July 23, 2024 (commencement of operations) through September 30, 2024, partially offset by a decrease in the price of ether, which fell 23.79% from $3,448.77 on July 23, 2024 to $2,628.44 on September 30, 2024.

The Trust’s NAV per Share decreased 25.50% from $34.79 on July 23, 2024 to $25.92 on September 30, 2024.

The Trust’s NAV per Share of $34.79 at July 23, 2024 was the highest during the period July 23, 2024 through September 30, 2024, compared with a low of $22.24 at September 6, 2024.

During the quarter ended September 30, 2024, the quantity of ether owned by the Trust and held by the ether custodian increased from 1,250 on June 30, 2024 to 161,500 on September 30, 2024. The increase in quantity is the result of the net increase from capital share transactions.

The net decrease in net assets resulting from operations for the quarter ended September 30, 2024 was $58.6 million, resulting from a net unrealized depreciation on investment in ether of $56.5 million and a net realized loss of $2.1 million from the sale of the investment in ether for the redemption of Shares.

The Nine Months Ended September 30, 2025

The Trust’s net assets increased from approximately $1.6 billion as of December 31, 2024, to $3.2 billion as of September 30, 2025. The change in the Trust’s net assets was driven by an increase in outstanding Shares, which rose from 47,175,000 as of December 31, 2024 to 76,500,000 as of September 30, 2025 as a result of 104,300,000 Shares (4,172 Baskets) being created and 74,975,000 Shares (2,999 Baskets) being redeemed, coupled with an increase in the price of ether, which rose 23.92% from $3,333.60 as of December 31, 2024 to $4,130.84 as of September 30, 2025.

The Trust’s NAV per Share increased 23.39% from $33.44 as of December 31, 2024 to $41.26 as of September 30, 2025.

The Trust’s NAV per Share of $48.12 at August 22, 2025, was the highest during the nine months ended September 30, 2025, compared with a low of $14.64 at April 8, 2025.

The quantity of ether owned by the Trust and held by the ether custodian increased from 471,750 as of December 31, 2024, to 763,730 as of September 30, 2025. The increase in quantity is the result of the net increase from capital share transactions.

The net increase in net assets resulting from operations for the nine months ended September 30, 2025, was $0.5 billion, primarily resulting from a net unrealized appreciation on investment in ether of $0.9 billion and a net realized loss of approximately $0.4 billion from the sale of the investment in ether for the redemption of Shares.

The Period Ended September 30, 2024

Prior to June 4, 2024, the Trust had no operations other than matters relating to the sale and issuance of one seed share of the Trust for an aggregate purchase price of $40 on May 24, 2024. On June 4, 2024, the seed share was redeemed for cash and the Seed Capital Investor purchased 125,000 Shares at a per-Share price of $38 (the “Seed Baskets”). On June 4, 2024, the Trust purchased 1,250 ether with the $4.8 million proceeds of the Seed Baskets. The Trust’s net assets increased from $4.8 million on June 4, 2024 to $424.5 million on September 30, 2024. The change in the Trust’s net assets was driven by an increase in outstanding Shares, which increased from 1 on May 24, 2024 (seeding date) to 16,150,000 on September 30, 2024 as a result of 16,500,000 Shares (660 Baskets) being issued and 350,000 Shares (14 Baskets) being redeemed during the period July 23, 2024 (commencement of operations) through September 30, 2024, partially offset by a decrease in the price of ether, which fell 23.79% from $3,448.77 on July 23, 2024 to $2,628.44 on September 30, 2024.

The Trust’s NAV per Share decreased 25.50% from $34.79 on July 23, 2024 to $25.92 on September 30, 2024.

The Trust’s NAV per Share of $34.79 at July 23, 2024 was the highest during the period July 23, 2024 through September 30, 2024, compared with a low of $22.24 at September 6, 2024.

During the period ended September 30, 2024, the quantity of ether owned by the Trust and held by the ether custodian increased from 1,250 on June 4, 2024 to 161,500 on September 30, 2024. The increase in quantity is the result of the net increase from capital share transactions.

The net decrease in net assets resulting from operations for the period ended September 30, 2024 was $59.0 million, resulting from a net unrealized depreciation on investment in ether of $56.9 million and a net realized loss of $2.1 million from the sale of the investment in ether for the redemption of Shares.

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

Selected Operating Data

September 30, 2025
Price of ether on principal market (1)	$4,130.84
NAV per Share (2)	$41.23
(1)
The Trust performed an assessment of the principal market at 11:59:59 p.m., EST, on September 30, 2025.
(2)
The NAV per Share was calculated using the fair value of ether based on the principal market price at 11:59:59 p.m., EST, on September 30, 2025.

September 30, 2025
Index price (3)	$4,133.51
Trust’s NAV per Share (3)	$41.26
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

As of 4:00 p.m., EST, on the last business day of the quarter ended September 30, 2025, the Trust’s total value of ether based on the Index Price (non-GAAP methodology) was $3,156,886,464 and the total market value of the Trust’s ether based on the price of ether at 4:00 p.m., EST, in the principal market was $3,178,347,283.

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

The following chart illustrates the movement in the Index Price, the principal market price, and the Trust’s NAV per Share during the nine months ended September 30, 2025.

Movement in Index Price, Principal Market Price, and Trust's NAV per Share
40%
20%
0%
-20%
-40%
-60%
January 2025
February 2025
March 2025
April 2025
May 2025
June 2025
July 2025
August 2025
September 2025
Index Price
Price of ether on principal market
Trust's NAV per Share

During the nine months ended September 30, 2025, the Index Price has ranged from $1,465.30 on April 8, 2025, to $4,822.31 on August 24, 2025. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent ether spot markets individually or as a group.

During the nine months ended September 30, 2025, the 11:59:59 p.m. EST market price of ether, as reported on the Trust’s principal market, has ranged from $1,417.92 on April 8, 2025, to $4,787.51 on August 23, 2025.

Shares trade in the secondary market on the Exchange. Shares may trade in the secondary market at prices that are lower or higher relative to the Trust’s NAV per Share. The amount of the discount or premium in the trading price relative to the Trust’s NAV per Share may be influenced by various factors, including the number of Shareholders who seek to purchase or sell Shares in the secondary market and the liquidity of ether. The following chart sets out the historical closing prices for the Shares as reported by the Exchange and the Trust’s NAV per Share during the nine months ended September 30, 2025.

Trust's NAV per Share vs. Market Price per Share
$55
$50
$45
$40
$35
$30
$25
$20
$15
$10
January 2025
February 2025
March 2025
April 2025
May 2025
June 2025
July 2025
August 2025
September 2025
Trust's NAV
Market Price per Share Market Price per Share

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
Not applicable.
(b)
Not applicable
(c)
The Trust does not purchase Shares directly from its shareholders. The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2025:

Title of Securities Registered*	Date	Total Number of Shares Redeemed	Average Price Per Share
Fidelity® Ethereum Fund Shares
	07/01/2025 to 07/31/2025	4,800,000	$33.76
	08/01/2025 to 08/31/2025	15,375,000	$42.45
	09/01/2025 to 09/30/2025	21,000,000	$41.97

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

FIDELITY ETHEREUM FUND

Date: November 7, 2025	By:	/s/ Cynthia Lo Bessette
	Name:	Cynthia Lo Bessette
	Title:	President (Principal Executive Officer)

FIDELITY ETHEREUM FUND

Date: November 7, 2025	By:	/s/ Heather Bonner
	Name:	Heather Bonner
	Title:	Treasurer (Principal Financial and Accounting Officer)

* The registrant is a trust and the persons are signing in their capacities as officers of FD Funds Management LLC, the Sponsor of the registrant.

1.9912512.101

ETH-10Q3-1125