Form 10-K
period 2025-12-31
Fidelity Ethereum Fund
filed 2026-02-25
CIK 2000046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s shares held by non-affiliates of the registrant as of June 30, 2025 was $1,253,466,000

Number of Shares outstanding as of February 20, 2026: 65,700,000

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

Risk Factors Summary

The following is only a summary of the principal risks that could materially and adversely affect our business, financial condition, results of operations and cash flows, which should be read in conjunction with the detailed description of these risks in “Item 1A. Risk Factors.” Some of the factors that could materially and adversely affect our business, financial condition, results of operations and cash flows include, but are not limited to, the following:

Risk Factors Related to Digital Assets

•
The trading prices of many digital assets, including ether, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including further declines in the trading prices of ether, could have a material adverse effect on the value of the Shares.
•
The value of the Shares is subject to a number of factors relating to the fundamental investment characteristics of ether as a digital asset, including the fact that digital assets are bearer instruments and loss, theft, destruction, or compromise of the associated private keys could result in permanent loss of the asset, and the capabilities and development of blockchain technologies such as the blockchain ledger for ether.
•
Digital assets represent a new and rapidly evolving industry, and the value of the Shares depends on the acceptance of ether.
•
Changes in the governance of a digital asset network may not receive sufficient support from users and validators, which may negatively affect that digital asset network’s ability to grow and respond to challenges.

Risks Associated with Ether and the Ethereum Network

•
The value of the Shares relates directly to the value of ether, the value of which may be highly volatile and subject to fluctuations due to a number of factors.

Risks Associated with Investing in the Trust

•
If the process of creation and redemption of Baskets encounters any unanticipated difficulties, the possibility for arbitrage transactions by registered broker-dealers who have entered into written agreements with the Sponsor and the Trustee (each, an “Authorized Participant”) intended to keep the price of the Shares closely linked to the price of ether may not exist and, as a result, the price of the Shares may fall or otherwise diverge from the net asset value per Share (“NAV”).
•
The liquidity of the Shares may also be affected by the withdrawal from participation of Authorized Participants or ether trading counterparties.
•
Security threats to the Trust’s account at the Custodian could result in the halting of Trust operations and a loss of Trust assets or damage to the reputation of the Trust, each of which could result in a reduction in the value of the Shares.
•
Ether transactions are irrevocable and stolen or incorrectly transferred ether may be irretrievable. As a result, any incorrectly executed ether transactions could adversely affect the value of the Shares.

Risks Associated with the Index and Index Pricing

•
The Index has a limited performance history, the Index price could fail to track the global ether price, and a failure of the Index price could adversely affect the value of the Shares.
•
The Index price used to calculate the value of the Trust’s ether may be volatile, adversely affecting the value of the Shares.

Regulatory Risk

•
Digital asset markets in the United States exist in a state of regulatory uncertainty, and adverse legislative or regulatory developments could significantly harm the value of ether or the Shares, such as by banning, restricting or imposing onerous conditions or prohibitions on the use of ether, validation activity, digital wallets, the provision of services related to trading and custody of ether, the operation of the Ethereum network, or the digital asset markets generally.
•
Regulatory changes or interpretations could obligate an Authorized Participant, the Trust, or the Sponsor to register and comply with new regulations, resulting in potentially extraordinary, nonrecurring expenses to the Trust.
•
The treatment of digital assets for U.S. federal, state and local income tax purposes is uncertain.

PART I

Item 1. Business.

Summary

Fidelity Ethereum Fund (the “Trust”) is a Delaware statutory trust formed on October 31, 2023. The Trust issues common shares of beneficial interest (“Shares”), which represent fractional undivided beneficial interest in and ownership of the Trust. The Shares of the Trust are listed on the Cboe BZX Exchange, Inc. (“Cboe BZX” or the “Exchange”). FD Funds Management LLC (the “Sponsor”) is the sponsor of the Trust, CSC Delaware Trust Company (the “Trustee”) is the trustee of the Trust, State Street Bank and Trust Company (“State Street” or the “Transfer Agent”) is the Trust’s transfer agent (in such capacity, the “Transfer Agent”) and cash custodian (in such capacity, the “Cash Custodian”), and Fidelity Digital Assets, N.A. (formerly Fidelity Digital Asset Services, LLC) (“FDA” or the “Custodian”) is the custodian for the Trust, and will hold all of the Trust’s ether on the Trust’s behalf. The operations of the Trust are governed by the Trust Agreement, as amended and/or restated from time to time (the “Trust Agreement”). The Trust is an exchange-traded product. When the Trust sells or redeems its Shares, it will do so in blocks of 25,000 Shares (a “Basket”) based on the quantity of ether attributable to each Share of the Trust (net of accrued but unpaid expenses and liabilities).

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

The Index is designed to reflect the performance of ether in U.S. dollars. The Index is constructed using ether price feeds from eligible ether spot markets and a volume-weighted median price (“VWMP”) methodology, calculated every 15 seconds based on VWMP spot market data over rolling sixty-minute increments to develop an ether price composite. The Index methodology was developed by Fidelity Product Services LLC (the “Index Provider”) and is monitored by the Fidelity Index Committee (the “Committee”) with the assistance of the Fidelity Digital Asset Management Investment Committee. Coin Metrics, Inc. is the third-party calculation agent (“Calculation Agent”) for the Index.

The Trust provides exposure to the value of ether, and the Shares of the Trust are valued on a daily basis using the same methodology used to calculate the Index. The Trust provides investors with the opportunity to access the market for ether through a traditional brokerage account without the potential barriers to entry or risks involved with holding or transferring ether directly or acquiring it from an ether spot market. The Trust is passively managed and does not pursue active management investment strategies. The Trust keeps custody of its ether at an affiliate of the Sponsor, Fidelity Digital Assets, N.A. (“FDA” or the “Custodian”), a national trust bank that provides custody and trade execution services for digital assets. The Trust will not stake the ether custodied at the Custodian. The Trust will not invest in derivatives.

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

The Ethereum network has also been used as a platform for creating new digital assets and conducting their associated initial coin offerings. As of December 31, 2025, it is believed that a majority of digital assets not issued as the native token on their own blockchains were built on the Ethereum network, with such assets representing a significant amount of the total market value of all digital assets.

More recently, the Ethereum network has been used for DeFi or open finance platforms, which seek to democratize access to financial services, such as borrowing, lending, custody, trading, derivatives and insurance, by removing third-party intermediaries. DeFi can allow users to lend and earn interest on their digital assets, exchange one digital asset for another and create derivative digital assets such as algorithmic stablecoins, which are digital assets pegged to a reserve asset such as fiat currency. During 2025, between $43.1 billion and $97.4 billion worth of digital assets were locked up as collateral on DeFi platforms on the Ethereum network.

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

In addition, ether futures and options trading occurs on exchanges in the United States regulated by the Commodity Futures Trading Commission (the “CFTC”). The market for CFTC-regulated trading of ether derivatives has developed substantially. Ether futures on the CME (“CME Ether Futures”) traded around $43.42 billion per month in the one year ending December 31, 2025 and represented around $56.23 billion in open interest per month.

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

Limits on Ether Supply

The rate at which new ether are issued and put into circulation is expected to vary. In September 2022 the Ethereum network converted from proof-of-work to a new proof-of-stake consensus mechanism. Following the Merge, approximately 1,700 coins are issued per day, though the issuance rate varies based on factors such as recent use of the network. In addition, the issuance of new ether could be partially or completely offset by the burn mechanism introduced by the EIP-1559 modification, under which ether are removed from supply at a rate that varies with network usage. See “Modifications to the Ethereum Protocol.” On occasion, the ether supply has been deflationary over a 24-hour period as a result of the burn mechanism. The attributes of the new consensus algorithm are subject to change but, in sum, the new consensus algorithm and related modifications reduced total new ether issuances and could turn the ether supply deflationary over the long term.

As of December 31, 2025, the current circulating supply of ether is estimated to be around 120.69 million coins.

Modifications to the Ethereum Protocol

The Ethereum network is an open-source project with no official developer or group of developers that controls it. However, historically the Ethereum network’s development has been overseen by the Ethereum Foundation and other core developers. The Ethereum Foundation and core developers are able to access and alter the Ethereum network source code and, as a result, they are responsible for quasi-official releases of updates and other changes to the Ethereum network’s source code. However, the release of proposed updates to the Ethereum network’s source code by core developers does not guarantee that the updates will be adopted. Nodes must accept any changes made to the Ethereum source code by choosing to download the proposed modification of the Ethereum network’s source code in their individual Ethereum Client, and ultimately a critical mass (in practice, a substantial majority) of validators and users—such as DApp and smart contract developers, as well as users of DApps and smart contracts, and anyone else who transacts on the Ethereum blockchain or Ethereum network—must support the shift, or the upgrades will lack adoption. A modification of the Ethereum network’s source code is only effective with respect to the Ethereum nodes that download it and modify their Ethereum Clients accordingly, and in practice such decisions are heavily influenced by the preferences of validators and users. If a modification is accepted by less than a substantial majority of users and validators, a division in the Ethereum network will occur such that one network will run the pre-modification source code and the other network will run the modified source code. Such a division is known as a “fork.” See “Risk Factors — Risk Factors Related to Digital Assets — A temporary or permanent “fork” could adversely affect the value of the Shares.” Consequently, as a practical matter, a modification to the source code becomes part of the Ethereum network only if accepted by a sufficiently broad cross-section of the Ethereum network’s participants.

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

This is not intended as an exhaustive list of all forms of attack against the Ethereum network. For additional information, see the “Risk Factors” section of this Annual Report.

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

Competition

As of December 31, 2025, more than 10,000 other digital assets, as tracked by CoinMarketCap.com, have been developed since the inception of bitcoin, which is currently the most developed digital asset because of the length of time it has been in existence, the investment in the infrastructure that supports it, and the network of individuals and entities that are using bitcoin in transactions. While ether has enjoyed some success in its limited history, the aggregate value of outstanding ether is smaller than that of bitcoin and may be eclipsed by the more rapid development of other digital assets. In addition, while ether was the first digital asset with a network that served as a smart contracts platform, newer digital assets also function as smart contracts platforms, including Solana, Avalanche and Cardano. Some industry groups are also creating private, permissioned blockchain versions of Ethereum.

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

The Sponsor believes that the fact that there are multiple ether spot markets contributing prices to the NAV makes manipulation more difficult in a well-arbitraged and fractured market, as a malicious actor would need to manipulate multiple spot markets simultaneously to impact the NAV, or dramatically skew the historical distribution of volume between the various markets.

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

The Administrator calculates the NAV of the Trust once each Exchange trading day. The NAV for a normal trading day will be released after 4:00 p.m. EST. Trading during the core trading session on the Exchange typically closes at 4:00 p.m. EST. However, NAVs are not officially struck until after 4:00 p.m. EST. The pause after 4:00 p.m. EST provides an opportunity for the Sponsor to algorithmically detect, flag, investigate, and correct unusual pricing should it occur. The Sponsor has established a Fair Value Valuation and Liquidity Committee to carry out the day-to-day fair valuation responsibilities and has adopted policies and procedures to govern the fair valuation process and the activities of the Valuation and Liquidity Committee. If the Valuation and Liquidity Committee determines in good faith that the Index does not reflect an accurate ether price, then the Valuation and Liquidity Committee will instruct the Administrator to employ an alternative method to determine the fair value of the Trust’s assets. In determining an alternative fair value method, the Valuation and Liquidity Committee generally considers such criteria as observable market-based inputs, including market quotations and last sale information from third-party pricing services and/or trading platforms on which ether are traded. The Valuation and Liquidity Committee’s selection of third-party pricing services used considers the qualifications, experience, and history of the pricing services and whether their valuation methodologies and procedures are reasonably designed to produce prices that reflect fair value under the prevailing market conditions. Moreover, the terms of the Trust Agreement do not prohibit the Sponsor from changing the Index or other valuation method used to calculate the NAV of the Trust. Any such change in the Index or other valuation method could affect the value of the Shares and investors could suffer a substantial loss on their investment in the Trust. In the event of a material change, the Sponsor will notify Shareholders in a prospectus supplement and/or a current report on Form 8-K or in its annual or quarterly reports, as applicable.

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

Creation and Redemption of Shares

The Trust creates and redeems Shares from time to time, but only in one or more Baskets. Baskets are only made in exchange for delivery to the Trust or the distribution by the Trust of the amount of ether or cash represented by the Baskets being created or redeemed (the “Basket Deposit”). The amount of ether required in a Basket Deposit (the “Basket Ether Deposit”) and the amount of cash required in a Basket Deposit (the “Basket Cash Deposit”) are based on the quantity or value of the quantity, as applicable, of ether or cash attributable to each Share of the Trust (net of accrued but unpaid Sponsor Fees and any accrued but unpaid Extraordinary Expenses) being created or redeemed determined as of 4:00 p.m. EST on the day the order to create or redeem Baskets is properly received.

Authorized Participants are the only persons that may place orders to create and redeem Baskets. Authorized Participants must be (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, which are not required to register as broker-dealers to engage in securities transactions described below and (2) direct participants (“DTC Participants”) in the Depository Trust Company (“DTC”). To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with the Distributor. As of the Trust’s commencement of operations, Baskets may only be purchased or redeemed by Authorized Participants for ether or cash.

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

The manner by which creations are made is dictated by the terms of the Authorized Participant Agreement. Creation orders may be denominated and settled in an amount of ether (“In-Kind Creation Order”) or cash (“Cash Creation Order”). By placing an In-Kind Creation Order, an Authorized Participant agrees to facilitate the deposit of ether with the Custodian, either directly or indirectly through an Authorized Participant Designee. By placing a Cash Creation Order, an Authorized Participant agrees to facilitate the deposit of cash with the Cash Custodian. An Authorized Participant may not withdraw a creation order without the prior consent of the Sponsor in its discretion.

Following an In-Kind Creation Order from an Authorized Participant, the Trust’s account at the Custodian must be credited with the required ether by 11:00 a.m. EST on the following business day or such other time designated by the Sponsor. The Authorized Participant or its Authorized Participant Designee will normally send the required ether in an “on chain” transaction over the Ethereum network. Such on chain transactions are subject to the risks associated with Ethereum network transactions, including the irreversibility of transactions made in error or unavoidable delays due to Ethereum network congestion. Upon receipt of the Basket Ether Deposit amount in the Trust’s account at the Custodian, the Administrator will notify the Transfer Agent. The Transfer Agent will then direct DTC to credit the number of Shares created to the Authorized Participant’s DTC account.

Following an Authorized Participant’s Cash Creation Order, the Trust’s account at the Cash Custodian must be credited with the Basket Cash Deposit amount by 11:00 a.m. EST on the following business day or such other time designated by the Sponsor. Upon receipt of the Basket Cash Deposit amount in the Trust’s account at the Cash Custodian, the Transfer Agent will notify the Distributor, the Authorized Participant, and the Sponsor that the Basket Cash Amount has been deposited. The Sponsor, on behalf of the Trust, will instruct an ether trading counterparty to purchase the amount of ether equivalent in value to the cash deposit amount associated with the creation order, with such purchase transaction prearranged to be executed, in the Sponsor’s reasonable efforts, at the Index price used by the Trust to calculate NAV, taking into account any spread, commissions, or other trading costs on the applicable Purchase Order Date. The resulting ether will be deposited in the Trust’s account with the Ether Custodian. Any slippage incurred (including, but not limited to, any trading fees, spreads, or commissions), on a cash equivalent basis, will be the responsibility of the Authorized Participant and not of the Trust or Sponsor. To the extent the execution price of the ether acquired by the trading counterparty exceeds the cash deposit amount, such cash difference will be the responsibility of the Authorized Participant and not the Trust or Sponsor. The Transfer Agent will then direct DTC to credit the number of Shares created to the Authorized Participant’s DTC account.

The Trust has entered into agreements with each of A1, Ltd., Cumberland DRW LLC, Flow Traders B.V., Galaxy Digital Trading Cayman LLC, JSCT, LLC, Virtu Financial Singapore Pte. Ltd., and Wintermute Trading Ltd to serve as an ether trading counterparty to the Trust. JSCT, LLC is an affiliate of Jane Street Capital LLC and Virtu Financial Singapore Pte. Ltd. is an affiliate of Virtu Americas LLC. Each of Jane Street Capital LLC and Virtu Americas LLC is an Authorized Participant. The Sponsor is not aware of, nor has it requested any information relating to, any other affiliation or material relationship between such ether trading counterparties and the Authorized Participants or other service providers of the Trust in executing a transaction in ether with the Trust. The agreements with the ether trading counterparties provide that once the Sponsor determines based on its execution procedures which counterparty to execute a trade with and the Sponsor has placed a trade with a specific counterparty, that counterparty is contractually obligated to settle that trade. Each of these third parties are, and any other trading counterparty the Trust places orders with will be, subject to U.S. federal and/or state licensing requirements or similar laws in non-U.S. jurisdictions and maintain practices and policies designed to comply with AML and KYC regulations or similar laws in non-U.S. jurisdictions.

Determination of Required Deposits

The amount of the Basket Deposit changes from day to day. On each day that the Exchange is open for regular trading, the Administrator adjusts the quantity of ether or cash constituting the Basket Deposit as appropriate to reflect the value of the Trust’s ether and cash less accrued expenses. The computation is made by the Administrator as promptly as practicable after 4:00 p.m. EST or at an earlier time set forth in the Authorized Participant Agreement or otherwise provided to all Authorized Participants on the date such order is placed in order for the creation of Baskets to be effected based on the NAV of Shares as next determined on such date after receipt of the order in proper form.

The Basket Ether Deposit for a given day is determined by dividing the number of ether held by the Trust as of the opening of business on that business day, adjusted for the amount of ether constituting accrued expenses and other liabilities of the Trust as of the opening of business on that business day, by the number of Shares outstanding at the opening of business and multiplying such amount by the number of Shares constituting a Basket. Fractions of ether smaller than .00000001 are disregarded for purposes of the computation of the Basket Ether Deposit.

The Basket Cash Deposit is an amount of cash that is in the same proportion to the total assets of the Trust, net of accrued expenses and other liabilities, on the Purchase Order Date, as the number of Shares constituting a Basket is in proportion to the total number of Shares outstanding on the Purchase Order Date, plus the amount of any Transaction Fee. For a discussion of how the Trust determines the value of ether, see “Calculation of Net Asset Value” above. The Basket Cash Deposit so determined is communicated via electronic mail message to all Authorized Participants.

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

Delivery of Required Deposits

An Authorized Participant who places a purchase order must follow the procedures outlined in the “Creation Procedures” as summarized above and further described in the Trust’s registration statement. Upon receipt of the deposit amount by the Custodian or the Cash Custodian, as applicable, the Transfer Agent will direct DTC to credit the number of Shares ordered to the Authorized Participant’s DTC account on the following business day or such later time as may be agreed upon by the Authorized Participant and the Sponsor, following the Purchase Order Date. The Sponsor has the authority to set or modify the cut-off time for purchase orders in order for the creation of Baskets to be effected based on the Index price at 4:00 p.m. EST as next determined on such date after receipt of the order in proper form. For example, the Sponsor may modify the cut-off time in the event of an early market close, perceived capacity constraints from the Trust’s ether trading counterparties, or highly volatile markets. Cut-off times are communicated periodically to Authorized Participants. In circumstances where purchase orders are due before 4:00 p.m. EST, Authorized Participants will not know the total Basket Deposit at the time they submit a purchase order for the Basket. The Trust’s NAV and the price of a Basket Deposit could rise or fall substantially between the time a purchase order is submitted and the time the amount of the purchase price in respect thereof is determined, and the risk of such price movements will be borne solely by the Authorized Participant. In the event an Authorized Participant or its Authorized Participant Designee fails to deliver a Basket Ether Deposit pursuant to an In-Kind Creation Order, such In-Kind Creation Order may, in the Sponsor’s sole discretion, be converted to a Cash Creation Order and subject to the procedures applicable to Cash Creation Orders described herein. If an Authorized Participant fails to consummate a Cash Creation Order, such order will be cancelled or delayed until the full deposit has been received.

Rejection of Purchase Orders

The Sponsor or its designee has the absolute right, but does not have any obligation, to reject any purchase order or Basket Deposit for any reason, including if the Sponsor determines that:

a)
the purchase order is not in proper form;
b)
the Basket Deposit delivered is not as specified by the Trust through the Sponsor and/or Transfer Agent, and the Sponsor has not consented to acceptance of an in-kind deposit that varies from the designated portfolio;
c)
the acceptance of the Basket Deposit would have certain adverse tax consequences to the Trust;
d)
the acceptance of the Basket Deposit would, in the opinion of counsel, be unlawful;
e)
the acceptance of the Basket Deposit would otherwise, in the discretion of the Trust or the Sponsor, have an adverse effect on the Trust or the rights of beneficial owners of the Trust;
f)
the value of Baskets to be created exceeds a purchase authorization limit afforded to the Authorized Participant by the Trust, and the Authorized Participant has not deposited an amount in excess of such purchase authorization with the Custodian prior to the designated cut-off time; or
g)
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

Redemption Procedures

The procedures by which an Authorized Participant can redeem one or more Baskets mirror the procedures for the creation of Baskets with an additional safeguard on ether being removed from the Ether Account at the Custodian. On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more Baskets. Redemption orders must be placed by the close of Regular Trading Hours on the Exchange or an earlier time as determined and communicated by the Sponsor and its agent. A redemption order will be effective on the date it is received by the Transfer Agent (“Redemption Order Date”).

The manner by which redemptions are made is dictated by the terms of the Authorized Participant Agreement. Redemption orders are denominated and settled either in kind (“In-Kind Redemption Order”) or in cash (“Cash Redemption Order”). By placing a redemption order, an Authorized Participant agrees to facilitate the deposit of Shares with the Transfer Agent. If an Authorized Participant fails to consummate the foregoing, the order will be cancelled or delayed until the required Shares have been received. An Authorized Participant may not withdraw a redemption order without the prior consent of the Sponsor in its discretion.

In the case of an In-Kind Redemption Order, the redemption distribution from the Trust consists of a movement of ether to the Authorized Participant, or its Authorized Participant Designee, representing the amount of ether held by the Trust, net of accrued expenses and other liabilities, evidenced by the Shares being redeemed on the Redemption Order Date. In the case of a Cash Redemption Order, the redemption distribution from the Trust consists of a transfer to the Authorized Participant of an amount of cash that is in the same proportion to the total assets of the Trust, net of accrued expenses and other liabilities, on the Redemption Order Date, as the number of Shares to be redeemed under the purchase order is in proportion to the total number of Shares outstanding on the Redemption Order Date. With respect to either an In-Kind Redemption Order or Cash Redemption Order, the redemption distribution due from the Trust will be delivered once the Transfer Agent notifies the Cash Custodian, the Administrator, the Distributor and the Sponsor that the Authorized Participant has delivered the Shares represented by the Baskets to be redeemed to the Transfer Agent’s DTC account. If the Transfer Agent’s DTC account has not been credited with all of the Shares of the Baskets to be redeemed, the redemption distribution will be cancelled or delayed until such time as the Transfer Agent confirms receipt of all such Shares.

By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Trust by the end of the following business day or such time as may be agreed upon by the Authorized Participant and the Sponsor following the Redemption Order Date. An Authorized Participant may not withdraw a redemption order without the prior consent of the Sponsor in its discretion.

Determination of Redemption Distribution

The redemption distribution from the Trust will consist of a transfer to the redeeming Authorized Participant or its Authorized Participant Designee of an amount of either ether (in the case of an In-Kind Redemption Order) or cash (in the case of a Cash Redemption Order) that is determined in the same manner as the determination of Basket Deposits discussed above.

Delivery of Redemption Distribution

The Transfer Agent notifies the Administrator, the Cash Custodian, the Distributor and the Sponsor that the Shares have been received in the Transfer Agent’s DTC account. For an In-Kind Redemption Order, the Sponsor will transfer the redemption ether amount from the Custodian to the designated wallet address of the Authorized Participant or its Authorized Participant Designee. For a Cash Redemption Order, the redemption distribution due from the Trust will be sent by the Cash Custodian, to the Authorized Participant on the following business day or such time as may be agreed upon by the Authorized Participant and the Sponsor, following the Redemption Order Date if, by 4:00 p.m. EST, on such business day, the Transfer Agent’s DTC account has been credited with the Baskets to be redeemed. If the Transfer Agent’s DTC account has not been credited with all of the Baskets to be redeemed by such time, the redemption distribution will be cancelled or delayed until such time as the Transfer Agent confirms receipt of all such Shares.

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

Creation and Redemption Transaction Fees

In connection with a Creation Order or Redemption Order, an Authorized Participant is responsible for the Transaction Fee, which consists of the operational processing and brokerage costs, transfers fees, network fees and stamp taxes. The Transaction Fee may be reduced, increased or otherwise changed by the Sponsor.

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

Secondary Market Transactions

As noted, the Trust will create and redeem Shares from time to time, but only in one or more Baskets. The creation and redemption of baskets are only made in exchange for delivery to the Trust or the distribution by the Trust of the amount of ether or cash equal to the number of Shares included in the Baskets being created or redeemed determined on the day the order to create or redeem Baskets is properly received.

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

Taxation of U.S. Shareholders

Each Shareholder will be treated, for U.S. federal income tax purposes, as if it directly owned a pro rata share of the underlying assets held in the Trust. A Shareholder also will be treated as if it directly received its respective pro rata share of the Trust’s income, if any, and as if it directly incurred its respective pro rata share of the Trust’s expenses, subject to some specialized allocation rules for widely held fixed investment trusts. In the case of a Shareholder that acquires Shares as part of the creation of a Basket in cash, the delivery of cash to the Trust in exchange for a pro rata share of the underlying ether represented by the Shares and the additional ether purchased with the cash will not be a taxable event to the Shareholder, and the Shareholder’s tax basis and holding period for the Shareholder’s pro rata share of the ether held in the Trust will be based upon the amount of cash contributed and the date that the Trust purchased the ether with the cash. In the case of a Shareholder that acquires Shares as part of the creation of a Basket in kind, the delivery of ether to the Trust in exchange for a pro rata share of the underlying ether represented by the Shares will not be a taxable event to the Shareholder, and the Shareholder’s tax basis and holding period for the Shareholder’s pro rata share of the ether held in the Trust will be the same as its tax basis and holding period for the ether delivered in exchange therefor. For purposes of this discussion, and unless stated otherwise, it is assumed that all of a Shareholder’s Shares are acquired on the same date and at the same price per Share. Shareholders that hold multiple lots of Shares, or that are contemplating acquiring multiple lots of Shares, should consult their own tax advisers as to the determination of the tax basis and holding period for the underlying ether related to such Shares.

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

If permitted, Authorized Participants may request an in-kind distribution of Trust assets when an Authorized Participant redeems its Shares at any time prior to 30 business days before the Trust’s termination date. An Authorized Participant will not recognize gain or loss if the Authorized Participant only receives whole Trust assets in exchange for the identical amount of the Authorized Participant’s pro rata portion of the same Trust assets held by the Trust. However, if the Authorized Participant is acting on its own behalf and also receives cash in exchange for a Trust asset or a fractional portion of a Trust asset, the Authorized Participant will generally recognize gain or loss based on the difference between the amount of cash received and the Authorized Participant’s tax basis in such Trust asset or fractional portion.

A redemption of some or all of a Shareholder’s Shares in exchange for the underlying ether represented by the Shares redeemed generally will not be a taxable event to the Shareholder. The Shareholder’s tax basis and holding period for the ether received in the redemption generally will be the same as the Shareholder’s tax basis and holding period for the pro rata share of the ether held in the Trust immediately prior to the redemption that is attributable to the Shares redeemed. A Shareholder’s tax basis for ether received in a redemption generally will be the same as the Shareholder’s tax basis for the portion of the Shareholder’s pro rata share of the ether held in the Trust immediately prior to the redemption that is attributable to the Shares redeemed. The Shareholder’s holding period for the ether received generally will include the period during which the Shareholder held the Shares being redeemed. A subsequent sale of the ether received the Shareholder generally will be a taxable event

After any sale or redemption of less than all of a Shareholder’s Shares, the Shareholder’s tax basis for its pro rata share of the ether held in the Trust immediately after such sale or redemption generally will be equal to its tax basis in its share of the total amount of the ether held in the Trust immediately prior to the sale or redemption, less the portion of such basis which is taken into account in determining the amount of gain or loss recognized by the Shareholder upon such sale or cash redemption or, in the case of an in-kind redemption for ether, that is treated as the basis of the ether received by the Shareholder in the redemption.

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

Item 1A. Risk Factors.

Risk Factors Related to Digital Assets

The trading prices of many digital assets, including ether, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including further declines in the trading prices of ether, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

The trading prices of many digital assets, including ether, have experienced extreme volatility in recent periods and may continue to do so. For instance, there were steep increases in the value of certain digital assets, including ether, over the course of 2017, followed by steep drawdowns throughout 2018 in digital asset trading prices, including for ether. These drawdowns notwithstanding, digital asset prices, including ether, increased significantly again during 2019, decreased significantly again in the first quarter of 2020 and increased significantly again over the remainder of 2020 and the first quarter of 2021. Beginning in the fourth quarter of 2021 and continuing to date, digital asset prices have fluctuated widely.

Extreme volatility in the future, including further declines in the trading prices of ether, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Furthermore, negative perception, a lack of stability and standardized regulation in the digital asset economy may reduce confidence in the digital asset economy and may result in greater volatility in the price of ether and other digital assets, including a depreciation in value. The Trust is not actively managed and will not take any actions to take advantage, or mitigate the impacts, of volatility in the price of ether.

Digital assets such as ether are a relatively new asset class, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies and to the fundamental investment characteristics of digital assets.

Digital assets such as ether are a relatively new asset class, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies, such as the recentness of their development, their dependence on the internet and other technologies, usership, developers and node operators (as described below) and the potential for malicious activity. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

•
Digital asset networks, including the Ethereum network, and the software used to operate them are in the early stages of development. Given the recentness of the development of blockchain networks, their associated digital assets may not function as intended and, in turn, parties may be unwilling to use digital assets, which would dampen the potential growth of blockchain networks. Because ether is a digital asset, the value of the Shares is subject to a number of factors relating to the fundamental investment characteristics of digital assets, including the fact that digital assets are bearer instruments and loss, theft, compromise, or destruction of the associated private keys could result in permanent loss of the asset.
•
Blockchains are dependent upon the internet. A disruption of the internet or a digital asset network, such as the Ethereum network, could affect the ability to transfer digital assets, including ether, and, consequently, their value.
•
The acceptance of software patches or upgrades by a significant, but not overwhelming, percentage of the node operators in a digital asset network, such as the Ethereum network, could result in a “fork” in such network’s blockchain, including the Ethereum blockchain, resulting in the operation of multiple separate networks.
•
Governance of the Ethereum network is by voluntary consensus and open competition. As a result, there may be a lack of consensus or clarity on the governance of the Ethereum network, which may stymie the Ethereum network’s utility and ability to grow and face challenges or serve as a catalyst for a hard fork of the network. In particular, it may be difficult to find solutions or martial sufficient effort to overcome any future problems on the Ethereum network, especially long-term problems.
•
The foregoing notwithstanding, the Ethereum network’s protocol is informally overseen by a collective of core developers who, along with members of the Ethereum community, can introduce proposals, known as Ethereum Improvement Proposals (“EIPs”), for updating the Ethereum network. The core developers evolve over time, largely based on self-determined participation. An Ethereum Client is a software application that implements the Ethereum network specification and communicates with the Ethereum network. A “node” is a computer or other device that has downloaded the Ethereum Client and is connected to other computers also running the Ethereum Client software, together forming the Ethereum network. To the extent that a significant majority of node operators update their individual Ethereum Client to the new specification, the Ethereum network could be subject to new protocols that may adversely affect the value of ether. In addition, if a digital asset network has high-profile contributors, a perception that such contributors will no longer contribute to the network could have an adverse effect on the market price of the related digital asset.

•
To the extent that any validators cease to process transactions that do not include the payment of a transaction fee in validated blocks, such transactions will not be recorded on the Ethereum blockchain. Any widespread delays in the processing of transactions could result in a loss of confidence in a digital asset network.
•
Many digital asset networks, including the Ethereum network, face significant scaling challenges and are being upgraded with various features designed to increase the speed of digital asset transactions and the number of transactions that can be processed in a given period (known as “throughput”). These attempts to increase the volume of transactions may not be effective, and such upgrades may fail, resulting in potentially irreparable damage to the Ethereum network and the value of ether. Furthermore, successful improvements to the scalability of digital asset networks often come at the expense of decentralization and/or security.
•
Moreover, in the past, flaws in the source code for blockchains, their respective native assets, and digital assets they host have been exposed and exploited, including flaws that disabled some functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. The cryptography underlying ether could prove to be breakable or ineffective, or developments in mathematics and/or technology, including advances in digital computing, algebraic geometry and quantum computing, could result in such cryptography becoming ineffective. In any of these circumstances, a malicious actor may be able to compromise the security of the Ethereum network or take the Trust’s ether, which would adversely affect the value of the Shares. Moreover, functionality of the Ethereum network may be negatively affected such that it is no longer attractive to users, thereby dampening demand for ether. Even if another digital asset other than ether were affected by similar circumstances, any reduction in confidence in the source code or cryptography underlying digital assets generally could negatively affect the demand for digital assets and therefore adversely affect the value of the Shares.
•
The Ethereum network has been in the process of implementing a series of software upgrades and other changes to its protocol, which were previously referred to collectively as “Ethereum 2.0” and some of which were implemented during 2022, such as “the Merge” that transitioned the Ethereum network from a proof-of-work consensus mechanism to a proof-of-stake consensus mechanism. These upgrades will result in new iterations of the Ethereum network. Many of the contemplated upgrades to the Ethereum network will include updates to material aspects of its source code. Although some of these upgrades have been successfully implemented, such as “the Merge” and the “Pectra” upgrade, which were completed in September 2022 and May 2025, respectively, there is no guarantee that there are not undiscovered flaws that will emerge in the future even in upgrades previously considered successful, and previously successful upgrades do not guarantee that future upgrades will be successful. Any such undiscovered flaws, or the failure to properly implement future changes, could have a material adverse effect on the value of ether and the value of the Shares. One completed upgrade is known as the “Shanghai” upgrade, which allows users to unstake their ether and remove it from the relevant smart contract. As a result of this or future upgrades, it is possible that significant volumes of currently locked and illiquid ether may become unlocked and sold, which could increase volatility in ether prices or have a material adverse effect on the value of ether and the value of the Shares. Upgrades currently being considered, such as “sharding” or so-called “Layer 2” solutions, could have effects that are difficult to anticipate at this time, but could—if unsuccessfully implemented, or if they contain undiscovered flaws—materially adversely impact or even effectively eliminate the value of ether, and therefore impact the price of the Shares. In addition, the acceptance of software patches or upgrades by a significant, but not overwhelming, percentage of the users and validators in a digital asset network could result in a “fork” in such network’s blockchain, resulting in the operation of multiple separate networks. See “A temporary or permanent “fork” could adversely affect the value of the Shares” for additional information.
•
The Ethereum network is still in the process of developing and making significant decisions that will affect policies that govern the supply and issuance of ether as well as other Ethereum network protocols. For example, the Ethereum network has on three separate occasions reduced the quantity of ether rewarded per block and may make additional changes in the future. See “Ether, Ether Markets and Regulation of Ether” for additional information. The open-source nature of many digital asset network protocols, such as the protocol for the Ethereum network, means that developers and other contributors are generally not directly compensated for their contributions in maintaining and developing such protocols. As a result, the developers and other contributors of a particular digital asset may lack a financial incentive to maintain or develop the network, or they may lack the resources to adequately address emerging issues. Alternatively, some developers may be funded by companies whose interests are at odds with those of other participants in a particular digital asset network. If the Ethereum network does not successfully develop its policies on supply and issuance, or does so in a manner that is not attractive to network participants, there may not be sufficient network level support for such network, which could lead to a decline in the support and price of ether.

•
Decentralized application and smart contract developers depend on being able to obtain ether to be able to run their programs and operate their businesses. In particular, decentralized applications and smart contracts require ether in order to pay the gas fees needed to power such applications and smart contracts and execute transactions. Thus, they represent a significant source of demand for ether. Ether’s price volatility (particularly where ether prices increase), or the Ethereum network’s wider inability to meet the demands of decentralized applications and smart contracts in terms of inexpensive, reliable, and prompt transaction execution (including during congested periods), or to solve its scaling challenges or increase its throughput, may discourage such decentralized application and smart contract developers from using the Ethereum network as the foundational infrastructure layer for building their applications and smart contracts. If decentralized application and smart contract developers abandon the Ethereum blockchain for other blockchain or digital asset networks or protocols for whatever reason, the value of ether could be negatively affected.

Moreover, because digital assets, including ether, have been in existence for a relatively short period of time and are continuing to develop, there may be additional risks in the future that are impossible to predict as of the date of this Annual Report.

Digital assets represent a new and rapidly evolving industry, and the value of the Shares depends on the acceptance of ether.

The first digital asset, bitcoin, was launched in 2009. The Ethereum network launched in 2015 (though some ether was sold in a pre-mine in 2014). Ether, along with bitcoin, was one of the first cryptographic digital assets to gain global adoption and critical mass. In general, digital asset networks, including the Ethereum network and other cryptographic and algorithmic protocols governing the issuance of digital assets, represent a new and rapidly evolving industry that is subject to a variety of factors that are difficult to evaluate. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

•
Ether is only selectively accepted as a means of payment by retail and commercial outlets, and use of ether by consumers to pay such retail and commercial outlets remains limited. Banks and other established financial institutions may refuse to process funds for ether transactions; process wire transfers to or from digital asset exchanges, ether-related companies or service providers; or maintain accounts for persons or entities transacting in ether. As a result, the prices of ether may be influenced to a significant extent by speculators, thus contributing to price volatility that makes retailers less likely to accept ether in the future.
•
Banks may not provide banking services, or may cut off banking services, to businesses that provide digital asset-related services or that accept digital assets as payment, which could dampen liquidity in the market and damage the public perception of digital assets generally or any one digital asset in particular, such as ether, and their or its utility as a payment system, which could decrease the price of digital assets generally or individually. Further, the lack of availability of banking services could prevent the Trust from being able to complete creations and redemptions of Baskets, the timely liquidation of ether and withdrawal of assets from the Ether Custodian even if the Sponsor determined that such liquidation was appropriate or suitable, or otherwise disrupt the Trust’s operations.
•
Certain privacy-preserving features have been or are expected to be introduced to digital asset networks, including the Ethereum network. For example, some prominent contributors to the Ethereum network have proposed the concept of “privacy pools,” zero-knowledge proofs, and other privacy-preserving features. If any such features are introduced to the Ethereum network, any exchanges or businesses that facilitate transactions in ether may be at an increased risk of criminal or civil lawsuits, or of having banking services cut off if there is a concern that these features interfere with the performance of anti-money laundering duties and economic sanctions checks or facilitate illicit financing or crime.
•
Users, protocol and application developers and validators may otherwise switch to or adopt certain digital assets at the expense of their engagement with other digital asset networks, which may negatively impact those networks, including the Ethereum network.

The Trust is not actively managed and will not have any formal strategy relating to the development of the Ethereum network.

Recent developments in the digital asset economy have led to extreme volatility and disruption in digital asset markets, a loss of confidence in participants of the digital asset ecosystem, significant negative publicity surrounding digital assets broadly and market-wide declines in liquidity.

Beginning in the fourth quarter of 2021 and continuing to date, digital asset prices have fluctuated widely. This has led to volatility and disruption in the digital asset markets and financial difficulties for several prominent industry participants, including digital asset trading platforms, hedge funds and lending platforms. For example, in the first half of 2022, digital asset lenders Celsius Network LLC and Voyager Digital Ltd. and digital asset hedge fund Three Arrows Capital each declared bankruptcy, and the stablecoin TerraUSD collapsed. These events caused a loss of confidence in participants in the digital asset ecosystem, negative publicity surrounding digital assets more broadly and market-wide declines in digital asset trading prices and liquidity.

Thereafter, in November 2022, FTX Trading Ltd. (“FTX”), the third largest digital asset trading platform by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency. Shortly thereafter, FTX’s CEO resigned and FTX and numerous affiliates of FTX filed for bankruptcy. The U.S. Department of Justice subsequently brought criminal charges, including charges of fraud, violations of federal securities laws, money laundering, and campaign finance offenses, against FTX’s former CEO and others. In November 2023, FTX’s former CEO was convicted of fraud and money laundering. Similar charges related to violations of anti-money laundering laws were brought in November 2023 against Binance and its former CEO. FTX is also under investigation by the SEC, the Justice Department, and the Commodity Futures Trading Commission, as well as by various regulatory authorities in the Bahamas, Europe and other jurisdictions. In response to these events, the digital asset markets have experienced extreme price volatility and declines in liquidity, and regulatory and enforcement scrutiny has increased, including from the DOJ, the SEC, the CFTC, the White House and Congress. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Capital, LLC. The SEC also brought charges against Genesis Global Capital, LLC and Gemini Trust Company, LLC on January 12, 2023 for their alleged unregistered offer and sale of securities to retail investors. In October 2023, the New York Attorney General brought charges against Gemini, Genesis Global Capital and numerous affiliates of Genesis Global Capital, and Digital Currency Group alleging violations of law relating to the Gemini Earn program. In May 2024, the Bankruptcy Court of the Southern District of New York approved a settlement of the charges with the Genesis entities.

These events resulted in calls for heightened scrutiny and regulation of the digital asset industry, with a specific focus on digital asset trading platforms, and custodians. For example, in June 2023, the SEC brought charges against Binance (the “Binance Complaint”) and Coinbase (the “Coinbase Complaint”), two of the largest digital asset trading platforms, alleging that they solicited U.S. investors to buy, sell, and trade “crypto asset securities” through their unregistered trading platforms and operated unregistered securities exchanges, brokerages and clearing agencies. Binance subsequently announced that it would be suspending USD deposits and withdrawals on Binance.US and that it plans to delist its USD trading pairs. In addition, in November 2023, the SEC brought similar charges against Kraken (the “Kraken Complaint”), alleging that it operated as an unregistered securities exchange, brokerage and clearing agency. The Binance Complaint, the Coinbase Complaint and the Kraken Complaint led to further volatility in digital asset prices. In January 2025, the SEC launched the Crypto Task Force dedicated to developing a comprehensive and clear regulatory framework for digital assets led by Commissioner Hester Peirce. Subsequently, Commissioner Peirce announced a list of specific priorities to further that initiative, which included pursuing final rules related to a digital asset’s security status, a revised path to registered offerings and listings for digital asset-based investment vehicles, and clarity regarding digital asset custody, lending and staking. In February 2025, a 60-day stay was granted in the SEC’s lawsuit against Binance in response to a joint request by both the SEC and Binance, which acknowledged that the SEC’s newly formed Crypto Task Force’s focus on developing a federal securities law framework for digital assets may resolve the case. In February 2025, Coinbase and the SEC entered into a joint stipulation to dismiss the SEC’s lawsuit with prejudice, subject to the court’s approval. Kraken has also announced that it reached an agreement in principle with the SEC to dismiss the SEC’s lawsuit, subject to formal approval by the SEC’s Commissioners. Several other digital asset market participants have also announced that the SEC informed them that the SEC was terminating its investigation or enforcement action into their firm. The final outcome of these lawsuits (to the extent not yet dismissed), their effect on the broader digital asset ecosystem and the reputational impact on industry participants, remain uncertain.

The U.S. regulatory regime—namely the Federal Reserve Board, U.S. Congress and certain U.S. agencies (e.g., the SEC, the CFTC, FinCEN, the Office of the Comptroller of the Currency, the FDIC and the Federal Bureau of Investigation) as well as the White House have issued reports and releases concerning digital assets, including ether and digital asset markets. However, the extent and content of any forthcoming laws and regulations are not yet ascertainable with certainty, and it may not be ascertainable in the near future. It is possible that new laws and increased regulation and regulatory scrutiny may require the Trust to comply with certain regulatory regimes, which could result in new costs for the Trust. The Trust may have to devote increased time and attention to regulatory matters, which could increase costs to the Trust. New laws, regulations and regulatory actions could significantly restrict or eliminate the market for, or uses of, digital assets including ether, which could have a negative effect on the value of ether, which in turn would have a negative effect on the value of the Trust’s Shares.

These events are continuing to develop at a rapid pace and it is not possible to predict at this time all of the risks that they may pose to the Sponsor, the Trust, their affiliates and/or the Trust’s third-party service providers, or to the digital asset industry as a whole.

Continued disruption and instability in the digital asset markets as these events develop, including further declines in the trading prices and liquidity of ether, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

Digital assets may have concentrated ownership and large sales or distributions by holders of such digital assets could have an adverse effect on the market price of such digital assets.

A concentrated number of ether wallets is believed to hold, in aggregate, a significant percentage of the ether in circulation. Moreover, it is possible that other persons or entities control multiple wallets that collectively hold a significant number of ether, even if they individually only hold a small amount, and it is possible that some of these wallets are controlled by the same person or entity. As a result of this concentration of ownership, large sales or distributions by such holders could have an adverse effect on the market price of ether.

It may be illegal now, or in the future, to acquire, own, hold, sell or use digital assets in one or more countries.

Countries such as China, India and Russia have previously taken regulatory action to prohibit certain activities relating to digital assets and may take additional steps to prohibit or otherwise limit the use of digital assets in the future. In addition, countries may impose new or existing regulatory regimes on digital assets that are inconsistent with their intended operation. The imposition of such regulatory regimes on digital assets may have wide ranging implications on the offer, sale, trading, clearing and use of such assets, which may impede their continued adoption. Such regulatory regimes may adversely affect an investment in the Shares.

For example, in the United States, the SEC has been active in asserting its jurisdiction over digital assets. Specifically, the SEC and its staff have taken the position that certain digital assets fall within the definition of a security under the U.S. federal securities laws, beginning with the June 2017 Report of Investigation that concluded that “DAO Tokens” were investment contracts, because they were issued with the purpose of raising funds for investing in digital assets. The bankruptcy filings of FTX, the third largest digital asset trading platform by volume at the time of its filing, and other bankruptcy filings of crypto companies throughout calendar year 2022 increased the regulatory scrutiny of the digital asset industry. In 2023, the SEC charged each of Coinbase and Binance with operating its digital asset trading platform as an unregistered national securities exchange, broker and clearing agency, asserting that certain assets supported on each trading platform are securities. The SEC also brought similar charges against Kraken, alleging that it operated as an unregistered securities exchange, brokerage and clearing agency. While the SEC has entered into joint stipulations with Coinbase, Binance and Kraken to dismiss the SEC’s lawsuits with prejudice, subject to court approval, the final outcome of these lawsuits, and other investigations or enforcement actions with other digital asset market participants (to the extent not yet dismissed), their effect on the broader digital asset ecosystem and the reputational impact on industry participants remain uncertain. Furthermore, in August 2022, OFAC banned all U.S. citizens from using Tornado Cash, a digital asset protocol designed to obfuscate blockchain transactions, by adding certain Ethereum wallet addresses associated with the protocol to its Specially Designated Nationals list.

In addition, Congress continues to consider potential legislation designed to comprehensively regulate the digital asset industry in the U.S. If enacted, such new legislation could dramatically restructure the regulatory framework within which digital assets may be offered, sold, traded, cleared and used in the U.S. Such a restructuring could affect the viability of digital assets in the U.S. and accordingly adversely affect an investment in the Shares.

Risks Associated with Ether and the Ethereum Network

The Ethereum network and its native digital asset, ether, are a relatively new technological innovation with a limited operating history.

Ether has a relatively limited history of existence and operations compared to traditional commodities. There is a limited established performance record for the price of ether and, in turn, a limited basis for evaluating an investment in ether. Although past performance is not necessarily indicative of future result, if ether had a more established history, such history might (or might not) provide investors with more information on which to evaluate an investment in the trust.

Changes in the governance of a digital asset network may not receive sufficient support from users and validators, which may negatively affect that digital asset network’s ability to grow and respond to challenges.

The governance of decentralized networks, such as the Ethereum network, is by voluntary consensus and open competition. As a result, there may be a lack of consensus or clarity on the governance of any particular decentralized digital asset network, which may stymie such network’s utility and ability to grow and face challenges. The foregoing notwithstanding, the protocols for some decentralized networks, such as the Ethereum network, are informally managed by a group of core developers that propose amendments to the relevant network’s source code. Core developers’ roles evolve over time, largely based on self-determined participation. If a significant majority of users and validators adopt amendments to a decentralized network based on the proposals of such core developers, such network will be subject to new protocols that may adversely affect the value of the relevant digital asset.

As a result of the foregoing, it may be difficult to find solutions or marshal sufficient effort to overcome any future problems, especially long-term problems, on digital asset networks.

Digital asset networks face significant scaling challenges and efforts to increase the volume and speed of transactions may not be successful.

Many digital asset networks, including the Ethereum network, face significant scaling challenges due to the fact that public blockchains generally face a tradeoff between security, scalability, and decentralization. This is commonly known as the Blockchain Trilemma under which only two of the three ideal blockchain features have been attainable. One means through which public blockchains achieve security is decentralization, meaning that no intermediary is responsible for securing and maintaining these systems. This is one reason why security and decentralization is the most popular pairing. In practice, this typically means that every single validator on a given digital asset network is responsible for securing the system by processing every transaction and every single full node is responsible for maintaining a copy of the entire state of the network. As a result, a digital asset network may be limited in the number of transactions it can process by the fact that all validators participate in validating in each block and the capabilities of each single fully participating node.

As of December 31, 2025, the Ethereum network handled approximately 24.7 transactions per second. In an effort to increase the volume of transactions that can be processed on a given digital asset network, many digital assets are being upgraded with various features to increase the speed and throughput of digital asset transactions. As corresponding increases in throughput lag behind growth in the use of digital asset networks, average fees and settlement times may increase considerably. For example, the Ethereum network has been, at times, at capacity, which has led to increased transaction fees. In December 2017, the popularity of the blockchain-based game Cryptokitties led to significant network congestion on the Ethereum network. The game, which allows players to trade and create virtual kitties, represented by NFTs, was reported by some sources to have accounted for more than 10% of the entire Ethereum network traffic at the time causing increases in transaction fees and delays in transaction processing times, and driving Ethereum network traffic to a reported then all-time high. Since January 1, 2020, ether transaction fees have increased from $0.08 average daily transaction fees per ether transaction, to a high of up to approximately $200 (in ether) average daily transaction fees per transaction on April 30, 2022. Transaction fees on the Ethereum network have fluctuated significantly over time and may continue to do so, including during periods of network congestion. Elevated fees and slower settlement can reduce demand for network usage and adversely affect ether’s price. Increased fees and decreased settlement speeds could preclude certain uses for ether (e.g., micropayments), and could reduce demand for, and the price of, ether, which could adversely impact the value of the Shares.

In the second half of 2020, the Ethereum network began the first of several stages of an upgrade culminating in the Merge. The Merge amended the Ethereum network’s consensus mechanism to include a process known as proof-of-stake, and was intended to address the perceived shortcomings of the proof-of-work consensus mechanism in terms of labor intensity and duplicative computational effort expended by validators (known under proof-of-work as “miners”) who did not win the race, under proof-of-work, to be the first in time to solve the cryptographic puzzle that would allow them to be the only validator permitted to validate the block and receive the resulting block reward (which was given only to the first validator to successfully solve the puzzle and hash a given block, and not to others). Instead, under proof-of-stake, a single validator is randomly selected to solve the cryptographic puzzle needed to validate a block, which it proposes to a committee of other validators, who vote for whether to include the block (or not), which reduces the computational work performed—and energy expended—to validate each block compared to proof-of-work. See “Ether, Ether Markets and Regulation of Ether” for additional information.

Following the Merge, core development of the Ethereum source code has increasingly focused on modifications of the Ethereum protocol to increase speed, throughput and scalability and also to improve existing or next generation uses. Future upgrades to the Ethereum protocol and Ethereum blockchain to address scaling issues—such as network congestion, slow throughput and periods of high transaction fees owing to spikes in network demand—have been discussed by network participants, such as sharding. The purpose of sharding is to increase scalability of the Ethereum blockchain by splitting the blockchain into subsections, called shards, and dividing validation responsibility so that a defined subset of validators would be responsible for each shard, rather than all validators being responsible for the entire blockchain, allowing for parallel processing and validation of transactions. However, there appears to be uncertainty and a lack of existing widespread consensus among network participants about how to solve the scaling challenges faced by the Ethereum network.

The rapid development of other competing scalability solutions, such as those that would rely on handling the bulk of computational work relating to transactions or smart contracts and DApps outside of the main Ethereum network and Ethereum blockchain, has caused alternatives to sharding to emerge. “Layer 2” is a collective term for solutions that are designed to help increase throughput and reduce transaction fees by processing or executing transactions off the main Ethereum network (known as “Layer 1”) and then attempting to take advantage of the perceived security and integrity advantages of the Layer 1 Ethereum network by posting the transactions executed on the Layer 2 protocol back to the Layer 1 Ethereum network. The details of how this is done vary significantly between different Layer 2 technologies and implementations. For example, “rollups” perform transaction execution outside the Layer 1 blockchain and then post the data, typically in batches, back to the Layer 1 Ethereum blockchain where consensus is reached. “Zero knowledge rollups” are generally designed to run the computation needed to validate the transactions off-chain, on the Layer 2 protocol, and submit a proof of validity of a batch of transactions (not the entire transactions themselves). By contrast, “optimistic rollups” assume transactions are valid by default and only run computation in the event of a challenge. Other proposed Layer 2 scaling solutions include, among others, “state channels,” which are designed to allow participants to run a large number of transactions on the Layer 2 side channel protocol and only submit two transactions to the main Layer 1 Ethereum blockchain (the transaction opening the state channel, and the transaction closing the channel); and “side chains,” in which an entire Layer 2 blockchain network with capabilities similar to those of the existing Layer 1 Ethereum blockchain runs in parallel with the existing Layer 1 Ethereum blockchain and allows smart contracts and DApps to run on the Layer 2 side chain without burdening the main Layer 1 network. To date, the Ethereum network community has not coalesced overwhelmingly around any particular Layer 2 solution, though this could change.

There is no guarantee that any of the mechanisms in place or being explored for increasing the speed and throughput of settlement of Ethereum network transactions will be effective, or how long these mechanisms will take to become effective, which could cause the Ethereum network to not adequately resolve scaling challenges and could adversely impact the adoption of ether and the Ethereum network and the value of the Shares. There is no guarantee that any potential scaling solution, whether a change to the Layer 1 blockchain like sharding or the introduction of a Layer 2 solution like rollups, state channels or side chains, will achieve widespread adoption. It is possible that proposed changes to the Layer 1 Ethereum network could divide the community, potentially even causing a hard fork, or that the decentralized governance of the Ethereum network could cause network participants to fail to coalesce overwhelmingly around any particular solution, resulting in the Ethereum network suffering reduced adoption or causing users or validators to migrate to other blockchain networks. It is also possible that scaling solutions could fail to work as intended or could introduce bugs, coding defects or flaws, security risks, or other problems that could cause the Ethereum network to suffer operational disruptions. Any of the foregoing could adversely affect the price of ether or the value of the Shares of the Trust.

If a malicious actor or botnet obtains control of more than 50% of the validating stake on the Ethereum network, or otherwise obtains control over the Ethereum network through its influence over core developers or otherwise, such actor or botnet could manipulate the Ethereum blockchain, which could adversely affect the value of the Shares or the ability of the Trust to operate.

All networked systems are vulnerable to various kinds of attacks. As with any computer network, the Ethereum network contains certain flaws. For example, the Ethereum network is currently vulnerable to several types of attacks, including:

•
“>33% attack” where, if a validator or group of validators were to gain control of more than 33% of the staked ether, a malicious actor could cause a temporary fork in the blockchain.
•
“>50% attack” where, if a validator or group of validators acting in concert were to gain control of more than 50% of the staked ether, a malicious actor would be able to gain full control of the network and the ability to manipulate the blockchain, potentially for an extended period or even permanently.
•
“>66% attack” where, if a validator or group of validators acting in concert were to gain control of more than 66% of the staked ether, a malicious actor could permanently and irreversibly manipulate the blockchain.

The success of these types of attacks depends on the malicious actor’s ability to gather an enormous amount of ether and other resources, which serves as the primary practical defense of the network. If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the validating power on the Ethereum network, it may be able to alter the Ethereum blockchain on which transactions in ether rely by constructing fraudulent blocks or preventing certain transactions from completing in a timely manner, or at all. The malicious actor or botnet could also control, exclude or modify the ordering of transactions. Although the malicious actor or botnet would not be able to generate new tokens or transactions using such control, it could “double-spend” its own tokens (i.e., spend the same tokens in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintained control. To the extent that such malicious actor or botnet did not yield its control of the validating power on the Ethereum network or the Ethereum community did not reject the fraudulent blocks as malicious, reversing any changes made to the Ethereum blockchain may not be possible. Further, a malicious actor or botnet could create a flood of transactions in order to slow down the Ethereum network.

For example, in August 2020, the Ethereum Classic Network was the target of two double-spend attacks by an unknown actor or actors that gained more than 50% of the processing power of the Ethereum Classic Network. The attack resulted in reorganizations of the Ethereum Classic Blockchain that allowed the attacker or attackers to reverse previously recorded transactions in excess of $5.0 million and $1.0 million.

In addition, in May 2019, the Bitcoin Cash network experienced a 51% attack when two large mining pools reversed a series of transactions in order to stop an unknown miner from taking advantage of a flaw in a recent Bitcoin Cash protocol upgrade. Although this particular attack was arguably benevolent, the fact that such coordinated activity was able to occur may negatively impact perceptions of the Bitcoin Cash network. Although the two attacks described above took place on proof-of-work-based networks, it is possible that a similar attack may occur on the proof-of-stake Ethereum network, which could negatively impact the value of ether and the value of the Shares.

Although there are no known reports of malicious activity on, or control of, the Ethereum network, it is believed that certain groups of coordinating or connected ether holders may together have more than 50% of outstanding ether which, if staked and if the users run validators, would permit them to exert authority over the validation of ether transactions. This risk is heightened if over 50% of the processing power on the network falls within the jurisdiction of a single governmental authority. If network participants, including the core developers and the administrators of validating pools, do not act to ensure greater decentralization of ether, the feasibility of a malicious actor obtaining control of the validating power on the Ethereum network will increase, which may adversely affect the value of the Shares.

A malicious actor may also obtain control over the Ethereum network through its influence over core developers by gaining direct control over a core developer or an otherwise influential programmer. To the extent that users and validators accept amendments to the source code proposed by the controlled core developer, other core developers do not counter such amendments, and such amendments enable the malicious exploitation of the Ethereum network, the risk that a malicious actor may be able to obtain control of the Ethereum network in this manner exists. Moreover, it is possible that a group of ether holders that together control more than 50% of outstanding ether are in fact part of the initial or core developer group, or are otherwise influential members of the Ethereum community. To the extent that the initial or existing core developer groups also control more than 50% of outstanding ether, as some believe, the risk of and arising from this particular group of users obtaining control of the validating power on the Ethereum network will be even greater and, should this materialize, it may adversely affect the value of the Shares.

Any name change and any associated rebranding initiative by the core developers of ether may not be favorably received by the digital asset community, which could negatively impact the value of ether and the value of the Shares.

From time to time, digital assets may undergo name changes and associated rebranding initiatives. For example, Bitcoin Cash may sometimes be referred to as Bitcoin ABC in an effort to differentiate itself from any Bitcoin Cash hard forks, such as Bitcoin Satoshi’s Vision, and in the third quarter of 2018, the team behind ZEN rebranded and changed the name of ZenCash to “Horizen.” The Sponsor cannot predict the impact of any name change and any associated rebranding initiative on ether. After a name change and an associated rebranding initiative, a digital asset may not be able to achieve or maintain brand name recognition or status that is comparable to the recognition and status previously enjoyed by such digital asset. The failure of any name change and any associated rebranding initiative by a digital asset may result in such digital asset not realizing some or all of the anticipated benefits contemplated by the name change and associated rebranding initiative, and could negatively impact the value of ether and the value of the Shares.

Smart contracts, including those relating to DeFi applications, are a new technology and their ongoing development and operation may result in problems, which could reduce the demand for ether or cause a wider loss of confidence in the Ethereum network, either of which could have an adverse impact on the value of ether.

Smart contracts are programs that run on the Ethereum blockchain that execute automatically when certain conditions are met. Since smart contracts typically cannot be stopped or reversed, vulnerabilities in their programming can have damaging effects. For example, in June 2016, a vulnerability in the smart contracts underlying The DAO (as described below) allowed an attack by a hacker to syphon approximately $60 million worth of ether from The DAO’s accounts into a segregated account. In the aftermath of the theft, certain core developers and contributors pursued a “hard fork” of the Ethereum network in order to erase any record of the theft. Despite these efforts, the price of ether reportedly dropped approximately 35% in the aftermath of the attack and subsequent hard fork. In addition, in July 2017, a vulnerability in a smart contract for a multi-signature wallet software developed by Parity led to a reportedly $30 million theft of ether, and in November 2017, a new vulnerability in Parity’s wallet software reportedly led to roughly $160 million worth of ether being indefinitely frozen in an account. Furthermore, in April 2018, a batch overflow bug was found in many Ethereum-based ERC20-compatible smart contract tokens, allowing hackers to create a large number of smart contract tokens and causing multiple crypto asset platforms worldwide to shut down ERC20-compatible token trading. Similarly, in March 2020, a design flaw in the MakerDAO smart contract caused forced liquidations of crypto assets at significantly discounted prices, resulting in millions of dollars of losses to users who had deposited crypto assets into the smart contract. Other smart contracts, such as bridges between blockchain networks and DeFi protocols have also been manipulated, exploited or used in ways that were not intended or envisioned by their creators such that attackers siphoned over $3.8 billion worth of digital assets from smart contracts in 2022. Problems with the development, deployment, and operation of smart contracts may have an adverse effect on the value of ether.

In some cases, smart contracts can be controlled by one or more “admin keys,” users with special privileges, or “super users.” These users may have the ability to unilaterally make changes to the smart contract, enable or disable features on the smart contract, change how the smart contract receives external inputs and data or transmits ether or other digital assets, and make other changes to the smart contract. Furthermore, in some cases inadequate public information may be available about certain smart contracts or applications, and information asymmetries may exist, even with respect to open-source smart contracts or applications; certain participants may have hidden informational or technological advantages, making for an uneven playing field. There may be opportunities for bad actors to perpetrate fraudulent schemes and engage in illicit activities and other misconduct, such as exit scams and rug pulls (orchestrated by developers and/or influencers who promote a smart contract or application and, ultimately, escape with the money at an agreed time), or Ponzi or similar fraud schemes.

Many DeFi applications are currently deployed on the Ethereum network, and smart contracts relating to DeFi applications currently represent a significant source of demand for ether. DeFi applications may achieve their investment purposes through self-executing smart contracts that may allow users, for example, to invest digital assets in a pool from which other users can borrow without requiring an intermediate party to facilitate these transactions. These investments may earn interest to the investor based on the rates at which borrowers repay the loan, and can generally be withdrawn by the investor. For smart contracts that hold a pool of digital asset reserves, smart contract super users or admin key holders may be able to extract funds from the pool, liquidate assets held in the pool, or take other actions that decrease the value of the digital assets held by the smart contract in reserves. Even for digital assets that have adopted a decentralized governance mechanism, such as smart contracts that are governed by the holders of a governance token, such governance tokens can be concentrated in the hands of a small group of core community members, who would be able to make similar changes unilaterally to the smart contract. If any such super user or group of core members unilaterally makes adverse changes to a smart contract or to the design, functionality, features and value of the smart contract, its related digital assets may be harmed. In addition, assets held by the smart contract in reserves may be stolen, misused, burnt or locked up, or otherwise become unusable and irrecoverable. Super users can also become targets of hackers and malicious attackers. If an attacker is able to access or obtain the super user privileges of a smart contract, or if a smart contract’s super users or core community members take actions that adversely affect the smart contract, users who transact with the smart contract may experience decreased functionality of the smart contract or may suffer a partial or total loss of any digital assets they have used to transact with the smart contract.

Furthermore, the underlying smart contracts may be insecure, may contain bugs or other vulnerabilities, or otherwise may not work as intended. Any of the foregoing could cause users of the DeFi application to be negatively affected or could cause the DeFi application to be the subject of negative publicity. Because DeFi applications may be built on the Ethereum network and represent a significant source of demand for ether, public confidence in the Ethereum network itself could be negatively affected, such sources of demand could diminish, and the value of ether could decrease. Similar risks apply to any smart contract or decentralized application, not just DeFi applications.

Validators may suffer losses due to staking, which could make the Ethereum network less attractive.

Validation on the Ethereum network requires ether to be deposited (i.e., “staked”) to activate a validator node. If the Ethereum network source code or protocol fail to behave as expected, suffer cybersecurity attacks or hacks, experience security issues, or encounter other problems, such assets may be irretrievably lost. The Ethereum network imposes three types of sanctions for validator misbehavior or inactivity, which would result in a portion of their staked ether being confiscated, withdrawn or “burned”: penalties, slashing, and inactivity leaks. A validator may face penalties if it fails to take certain actions, such as providing a timely attestation to a block proposed by another validator. Under this scenario, a validator’s staked ether could be burned in an amount equal to the reward to which the validator would have been entitled for performing the actions. A more severe sanction (i.e., “slashing”) is imposed if a validator commits malicious acts related to the proposal or attestation of blocks with invalid transactions. After an initial slashing, as described in the previous sentence, the validator is queued for forceful removal from the Ethereum network’s validator “pool,” and more of the validator’s staked ether is burned over a period of approximately thirty-six (36) days with the exact amount of ether burned and time period determined by the network regardless of whether the validator makes any further slashable errors, at which point the validator is automatically removed from the validator pool. Staked ether may also be burned through a process known as an “inactivity leak,” which is triggered if the Ethereum network has gone too long without finalizing a new block. For a new block to be successfully added to the blockchain, validators that account for at least two-thirds of all staked ether must agree on the validity of a proposed block. This means that if validators representing more than one-third of the total staked ether are offline, no new blocks can be finalized. To prevent this, an inactivity leak causes the ether staked by the inactive validators to gradually “bleed away” until these inactive validators represent less than one-third of the total stake, thereby allowing the remaining active validators to finalize proposed blocks. Any cybersecurity attacks, security issues, hacks, penalties, slashing events, or other problems could damage validators’ willingness to participate in validation, discourage existing and future validators from serving as such, and adversely impact the Ethereum network’s adoption or the price of ether. Any disruption of validation on the Ethereum network could interfere with network operations and cause the Ethereum network to be less attractive to users and application developers than competing blockchain networks, which could cause the price of ether to decrease. The limited liquidity during the “activation” or “exiting” processes could dissuade potential validators from participating, which could interfere with network operations or security and cause the Ethereum network to be less attractive to users and application developers than competing blockchain networks, which could cause the price of ether to decrease.

Proof-of-stake blockchains are a relatively recent innovation and have not been subject to as widespread use or adoption over as long of a period of time as proof-of-work blockchains.

Certain digital assets, such as bitcoin, use a “proof-of-work” consensus algorithm. The genesis block on the Bitcoin blockchain was mined in 2009, and Bitcoin’s blockchain has been in operation since then. Many newer blockchains enabling smart contract functionality, including the current Ethereum network following the completion of the Merge in 2022, use a newer consensus algorithm known as “proof-of-stake.” While their proponents believe that they may have certain advantages, the “proof-of-stake” consensus mechanisms and governance systems underlying many newer blockchain protocols, including the Ethereum network following the Merge, and their associated digital assets—including the ether held by the Trust—have not been tested at scale over as long of a period of time or subject to as widespread use or adoption as, for example, bitcoin’s proof-of-work consensus mechanism has. This could lead to these blockchains, and their associated digital assets, having undetected vulnerabilities, structural design flaws, suboptimal incentive structures for network participants (e.g., validators), technical disruptions, or a wide variety of other problems, any of which could cause these blockchains not to function as intended; could lead to outright failure to function entirely causing a total outage or disruption of network activity; or could cause them to suffer other operational problems or reputational damage, leading to a loss of users or adoption or a loss in value of the associated digital assets, including the Trust’s assets. Over the long term, there can be no assurance that the proof-of-stake blockchain on which the Trust’s assets rely will achieve widespread scale or adoption or will perform successfully; any failure to do so could negatively impact the value of the Trust’s assets.

Centralization concerns around a single person or entity controlling a large percentage of the validating stake.

Validators must deposit at least 32 ether to establish a node and activate a unique validator key pair that is used to sign block proposals and attestations on behalf of its stake (i.e., vote on its view of the chain). For each node that established, a unique validator key pair is generated. An application built on the Ethereum network, or a single node operator, can manage many validator key pairs. For example, Lido, an application that provides a so-called “liquid staking” solution which permits holders of ether to deposit them with Lido, which stakes the ether while issuing the holder a transferrable token, is reported by some sources to have or have had up to 275,000 validator key pairs divided across over 30 node operators. At times, Lido has reportedly controlled around, or in excess of, 33% of the total staked ether on the Ethereum network. While it is widely believed that Lido has little incentive to attempt to interfere with transaction finality or block confirmations using its reported 33% stake, since doing so would likely cause its entire stake to be slashed and thus lost (assuming good actors unaffiliated with Lido controlled the remainder), and also because Lido is believed to not control most of the third party node operators where its ether is staked, and finally since the occurrence of such manipulation of the Ethereum network’s consensus process by Lido or any other actor would likely cause ether to lose substantial value (which would hurt Lido economically), it nevertheless poses centralization concerns. If Lido, or a bad actor with a similar sized stake, were to attempt to interfere with transaction finality or block confirmations, it could negatively affect the use and adoption of the Ethereum network and the value of ether, and thus the value of the Shares.

Spot markets on which ether trades are relatively new and largely unregulated or may not be complying with existing regulations and, therefore, may be more exposed to fraud and security breaches than established, regulated exchanges for other financial assets or instruments, which could have a negative impact on the performance of the Trust.

Digital asset trading platforms are relatively new and, in some cases, unregulated or may not be complying with existing regulations. Several digital asset trading platforms are unlicensed, unregulated, operate without extensive supervision by governmental authorities, and do not provide the public with significant information regarding their ownership structure, management team, corporate practices, cybersecurity, and regulatory compliance.

In the U.S., digital asset trading platforms may not be subject to, or may not comply with, regulations governing the operation of national securities exchanges or designated contract markets. Furthermore, while many prominent digital asset trading platforms provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance, many digital asset trading platforms do not provide this information. Furthermore, because these platforms are largely unregulated or may not be complying with existing regulations, there is an increased risk of fraud, manipulation and other malfeasance on these platforms, both by malicious third-party actors and the platforms’ own personnel. For example, persons with access to trade order information on a digital asset trading platform may use such information to “front-run” those orders, which may go undetected in part due to the lack of regulations requiring those platforms to adopt deterrence mechanisms.

Outside the U.S., digital asset trading platforms may be subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions. As a result, trading activity on or reported by these digital asset trading platforms is generally significantly less regulated than trading in regulated U.S. securities and commodities markets, and may reflect behavior that would be prohibited in regulated U.S. trading venues. For example, in 2019 there were reports claiming that 80.95% of bitcoin trading volume on digital asset trading platforms was false or noneconomic in nature, with specific focus on unregulated platforms located outside of the United States. Such reports may indicate that the digital asset trading platform market is significantly smaller than expected and that the U.S. makes up a significantly larger percentage of the digital asset trading platform market than is commonly understood. Nonetheless, any actual or perceived false trading in the digital asset trading platform market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of digital assets, including ether, and/or negatively affect the market perception of digital assets, including ether. As a result, the marketplace may lose confidence in digital asset trading platform, including prominent exchanges that handle a significant volume of ether trading.

The ether market globally and in the United States is not subject to comparable regulatory guardrails as exist in regulated securities markets. Furthermore, many ether trading venues lack certain safeguards put in place by exchanges for more traditional assets to enhance the stability of trading on the exchanges and prevent “flash crashes,” such as limit-down circuit breakers. As a result, the prices of ether on trading venues may be subject to larger and/or more frequent sudden declines than assets traded on more traditional exchanges. Tools to detect and deter fraudulent or manipulative trading activities such as market manipulation, front-running of trades, and wash-trading may not be available to or employed by digital asset exchanges, or may not exist at all. The SEC has identified possible sources of fraud and manipulation in the digital asset markets generally, including, among others (1) “wash trading”; (2) persons with a dominant position in a digital asset manipulating the digital asset’s pricing; (3) hacking of the digital asset’s peer-to-peer network, protocols and trading platforms; (4) malicious control of the digital asset network; (5) trading based on material, non-public information (for example, plans of market participants to significantly increase or decrease their holdings in the digital asset, new sources of demand for the digital asset, etc.) or based on the dissemination of false and misleading information; (6) manipulative activity involving purported “stablecoins” (for more information, see “Prices of ether may be affected by stablecoins, the activities of stablecoin issuers and their regulatory treatment”); and (7) fraud and manipulation at digital asset trading platforms. The effect of potential market manipulation, front-running, wash-trading, and other fraudulent or manipulative trading practices may inflate the volumes actually present in the digital asset markets and/or cause distortions in price, which could adversely affect the Trust or cause losses to Shareholders.

In addition, over the past several years, some digital asset trading platforms have been closed due to fraud and manipulative activity, business failure or security breaches. In many of these instances, the customers of such digital asset trading platforms were not compensated or made whole for the partial or complete losses of their account balances in such digital asset trading platforms. While, generally speaking, smaller digital asset trading platforms are less likely to have the infrastructure and capitalization that make larger digital asset trading platforms more stable, larger digital asset trading platforms are more likely to be appealing targets for hackers and malware and may be more likely to be targets of regulatory enforcement action. For example, the collapse of Mt. Gox, which filed for bankruptcy protection in Japan in late February 2014, demonstrated that even the largest digital asset trading platforms could be subject to abrupt failure with consequences for both users of digital asset trading platforms and the digital asset industry as a whole. In particular, in the two weeks that followed the February 7, 2014 halt of bitcoin withdrawals from Mt. Gox, the value of one bitcoin fell on other platforms from around $795 on February 6, 2014 to $578 on February 20, 2014. Additionally, in January 2015, Bitstamp announced that approximately 19,000 bitcoin had been stolen from its operational or “hot” wallets. Further, in August 2016, it was reported that almost 120,000 bitcoin worth around $78 million were stolen from Bitfinex, a large digital asset trading platform. The value of bitcoin and other digital assets immediately decreased over 10% following reports of the theft at Bitfinex. In November 2022, FTX, one of the largest digital asset trading platforms by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. Around the same time, there were reports that approximately $300-600 million of digital assets were removed from FTX and the full facts remain unknown, including whether such removal was the result of a hack, theft, insider activity, or other improper behavior. In February 2025, approximately $1.5 billion of ether was stolen from the Dubai-based Bybit exchange. Bybit claims the hack occurred when the company was making a routine transfer of ether from an offline “cold” wallet to a hot wallet, with the attacker suspected to be agents of North Korea exploiting security controls to gain control of the assets

Negative perception, a lack of stability in the digital asset markets and the closure or temporary shutdown of digital asset trading platforms due to fraud, failure or security breaches may reduce confidence in the Ethereum network and result in greater volatility or decreases in the prices of ether. Furthermore, the closure or temporary shutdown of a digital asset trading platforms used in calculating the Index may result in a loss of confidence in the Trust’s ability to determine its NAV on a daily basis. The potential consequences of a digital asset trading platform’s failure could adversely affect the value of the Shares.

Furthermore, some spot markets, including both centralized and decentralized venues, lack certain safeguards put in place by more traditional exchanges to enhance the stability of trading on the exchange and prevent flash crashes, such as limit-down circuit breakers. As a result, the prices of digital assets such as ether on digital asset trading platforms may be subject to larger and/or more frequent sudden declines than assets traded on more traditional exchanges.

A lack of stability in the ether spot markets, including as a result of any manipulation of ether spot markets and the termination or suspension of spot market operations due to fraud, operational failures, cybersecurity breaches, or violations or alleged violations of laws and regulations, may reduce confidence in ether generally and result in greater volatility in the market price of ether and the Shares of the Trust. Furthermore, the closure or temporary shutdown of an ether spot market may impact the Trust’s ability to determine the value of its ether holdings or for the Trust’s Authorized Participants to effectively arbitrage the Trust’s Shares. The potential consequences of a spot market’s failure or failure to prevent market manipulation could adversely affect the value of the Shares.

Momentum pricing.

The value of a single unit of ether as represented by the Index may also be subject to momentum pricing due to speculation regarding future appreciation in value, leading to greater volatility that could adversely affect the value of the Shares. Momentum pricing typically is associated with growth stocks and other assets whose valuation, as determined by the investing public, is impacted by appreciation in value. Momentum pricing may result in speculation regarding future appreciation in the value of digital assets, which inflates prices and leads to increased volatility. As a result, ether may be more likely to fluctuate in value due to changing investor confidence in future appreciation or depreciation in prices, which could adversely affect the price of ether, and, in turn, an investment in the Trust.

Some market observers have asserted that the ether market is experiencing a “bubble” and have predicted that, in time, the value of ether will fall to a fraction of its current value, or even to zero. Ether has not been in existence long enough for market participants to assess these predictions with any precision, but if these observers are even partially correct, an investment in the Shares may turn out to be substantially worthless.

Irrevocable nature of blockchain-recorded transactions.

Ether transactions recorded on the Ethereum network are not, from an administrative perspective, reversible, in theory, without the control or consent of a majority of the nodes on the Ethereum network. Once a transaction has been verified and recorded in a block that is added to the blockchain, an incorrect transfer of an ether or a theft of ether generally will not be reversible, and the Trust may not be capable of seeking compensation for or return of any such transfer or theft. It is possible that, through computer or human error, or through theft or criminal action, the Trust’s ether could be transferred from custody accounts in incorrect quantities or to unauthorized third parties. To the extent that the Trust is unable to seek a corrective transaction with such third-party or is incapable of identifying the third-party that has received the Trust’s ether through error or theft, the Trust will be unable to revert or otherwise recover incorrectly transferred ether. To the extent that the Trust is unable to seek redress for such error or theft, such loss could adversely affect the value of the Shares.

The loss or destruction of a private key required to access ether may be irreversible.

Digital assets, including ether, are controllable only by the possessor of both the unique public key and private key or keys relating to the “digital wallet” in which the digital asset is held. Private keys must be safeguarded and kept private in order to prevent a third-party from accessing the digital asset held in such wallet. To the extent a private key is lost, destroyed or otherwise compromised and no backup of the private key is accessible, the Trust will be unable to access, and will effectively lose, the ether held in the related digital wallet. In addition, if the Trust’s private keys are misappropriated and the Trust’s ether holdings are stolen, including from or by the Custodian, the Trust could lose some or all of its ether holdings, which would adversely impact an investment in the Shares of the Trust. Any loss of private keys relating to digital wallets used to store the Trust’s ether would adversely affect the value of the Shares.

A disruption of the internet may affect Ethereum network operations, which may adversely affect the ether industry and an investment in the Trust.

The Ethereum network relies on the Internet. A significant disruption of Internet connectivity could disrupt the Ethereum network’s functionality and operations until the disruption in the Internet is resolved. A disruption in the Internet could adversely affect an investment in the Trust or the ability of the Trust to operate. In particular, some variants of digital assets have experienced a number of denial-of-service attacks, which have led to temporary delays in block creation and digital asset transfers. Moreover, it is possible that as ether increases in value, it may become a bigger target for hackers and subject to more frequent hacking and denial-of-service attacks.

Digital assets are also susceptible to border gateway protocol hijacking (“BGP hijacking”). Such an attack can be a very effective way for an attacker to intercept traffic en route to a legitimate destination. BGP hijacking impacts the way different nodes are connected to one another to isolate portions of them from the remainder of the network, which could lead to a risk of the network allowing double-spending and other security issues. If BGP hijacking occurs on the Ethereum network, participants may lose faith in the security of ether, which could affect ether’s value and consequently the value of the Shares.

Any future attacks that impact the ability to transfer ether could have a material adverse effect on the price of ether and the value of an investment in the Shares.

Potential amendments to the Ethereum network’s protocols and software could, if accepted and authorized by the Ethereum network community, adversely affect an investment in the Trust.

The Ethereum network uses cryptographic protocols to govern the interactions within the Ethereum network. A loose community known as the core developers has evolved to informally manage the source code for the protocol. Membership in the community of core developers evolves over time, largely based on self-determined participation in the resource section dedicated to Ethereum on GitHub.com. The core developers can propose amendments to the Ethereum network’s source code that, if accepted by validators and users, could alter the protocols and software of the Ethereum network and the properties of ether. These alterations would occur through software upgrades, and could potentially include changes to the irreversibility of transactions and limitations on the issuance of new ether or changes to the ether supply, which could undermine the appeal and market value of ether. Alternatively, software upgrades and other changes to the protocols of the Ethereum network could fail to work as intended or could introduce bugs, coding defects or flaws, or security risks, or could otherwise adversely affect, the speed, security, usability, or value of the Ethereum network or ether. As a result, the Ethereum network could be subject to changes to its protocols and software in the future that may adversely affect an investment in the Trust.

The open-source structure of the Ethereum network protocol means that the core developers and other contributors are generally not directly compensated for their contributions in maintaining and developing the Ethereum network protocol. A failure to properly monitor and upgrade the Ethereum network protocol could damage the Ethereum network and an investment in the Trust.

The Ethereum network operates based on an open-source protocol maintained by the core developers and other contributors, largely on the GitHub resource section dedicated to Ethereum network development. As new ether are rewarded solely for validator activity (other than the 2014 pre-mine) and are not sold on an ongoing basis to generate revenue to support development activity, and the Ethereum network protocol itself is made available for free rather than sold or made available subject to licensing or subscription fees and its use does not generate revenues for its development team, the core developers are generally not compensated for maintaining and updating the source code for the Ethereum network protocol. Consequently, there is a lack of financial incentive for developers to maintain or develop the Ethereum network and the core developers may lack the resources to adequately address emerging issues with the Ethereum network protocol. Although the Ethereum network is currently supported by the core developers, there can be no guarantee that such support will continue or be sufficient in the future. For example, there have been recent reports that the number of core developers who have the authority to make amendments to the Ethereum network’s source code in the GitHub repository is relatively small, although there is believed to be a larger number of developers who contribute to the overall development of the source code of the Ethereum network. The perception that high-profile contributors may no longer contribute to the network may have an adverse effect on the market price of any related digital assets. For example, in June 2017, an unfounded rumor circulated that Ethereum core developer Vitalik Buterin had died. Following the rumor, the price of ether decreased approximately 20% before recovering after Buterin himself dispelled the rumor. Some have speculated that the rumor led to the decrease in the price of ether. In the event a high-profile contributor to the Ethereum network, such as Vitalik Buterin, is perceived as no longer able to contribute to the Ethereum network due to death, retirement, withdrawal, incapacity, or otherwise, whether or not such perception is valid, it could negatively affect the price of ether, which could adversely impact the value of the Shares.

Alternatively, some developers may be funded by entities whose interests are at odds with those of other participants in the Ethereum network. In addition, a bad actor could also attempt to interfere with the operation of the Ethereum network by attempting to exercise a malign influence over a core developer. To the extent that material issues arise with the Ethereum network protocol and the core developers and open-source contributors are unable to address the issues adequately or in a timely manner, the Ethereum network and an investment in the Trust may be adversely affected.

Decentralized governance of the Ethereum network could have a negative impact on the performance of the Trust.

Governance of decentralized networks, such as the Ethereum network, is achieved through voluntary consensus and open competition. In other words, while the Ethereum Foundation does serve as a driver of implementation of certain upgrades, the Ethereum network has no central decision-making body or clear manner in which participants can come to an agreement other than through overwhelming consensus. The lack of clarity on governance may adversely affect ether’s utility and ability to grow and face challenges, both of which may require solutions and directed effort to overcome problems, especially long-term problems. For example, a seemingly simple technical issue once divided the Ethereum network community: namely, whether to increase the block size of the blockchain or implement another change to increase the scalability of ether.

To the extent lack of clarity in corporate governance of the Ethereum network leads to ineffective decision- making that slows development and growth, the value of the Shares may be adversely affected.

A temporary or permanent “fork” could adversely affect the value of the Shares.

The Ethereum network operates using open-source protocols, meaning that any user can become a node by downloading the Ethereum Client, modifying it and then proposing that the other nodes (and users and validators of ether) support that modification (in the case of nodes, by downloading it into their own Ethereum Clients; in the case of validators and users who are not nodes, by continuing to use the Ethereum network rather than abandoning it or switching to a competing blockchain network).

The Ethereum Foundation and core developers are able to access and alter the Ethereum network source code and, as a result, they are typically responsible for proposing quasi-official or widely publicized releases of updates and other changes to the Ethereum network’s source code (although any user can do so). However, the release of proposed updates to the Ethereum network’s source code by core developers does not guarantee that the updates will be adopted. Nodes must accept any changes made to the Ethereum source code by choosing to download the proposed modification of the Ethereum network’s source code in their individual Ethereum Client, and ultimately a critical mass of validators and users—such as DApp and smart contract developers, as well as users of DApps and smart contracts, and anyone else who transacts on the Ethereum blockchain or within the Ethereum network—must support the shift, or the upgrades will lack adoption. A modification of the Ethereum network’s source code is only effective with respect to the Ethereum nodes that download it and modify their Ethereum Clients accordingly, and in practice such decisions are heavily influenced by the preferences of validators and users. When a modification is introduced and a sufficiently broad critical mass of users and validators supports the modification and nodes download the modification into their individual Ethereum Clients, the change is implemented and the network remains uninterrupted. However, if less than a sufficiently broad critical mass (in practice, amounting to a substantial majority) of users and validators support the proposed modification and nodes refuse to download the modification to their Ethereum Clients, and the modification is not backwards compatible with the Ethereum blockchain or network or the Ethereum Clients of nodes prior to their modification, the consequence would be what is known as a “hard fork” of the Ethereum network, with one group of nodes running the pre-modified software and with users and validators continuing to use the pre-modified software, while the other group would adopt and run the modified software. The effect of such a fork would be the existence of two versions of the Ethereum network running in parallel on separate networks using separate blockchain ledgers, yet lacking interchangeability. In practice, the two networks would compete with each other for users, validators, and adoption, potentially to their mutual detriment (for example, if the number of validators on each network is too small leading to security concerns, as discussed below, or if the number of users on each is reduced compared to the number of users of the single pre-fork blockchain network). Debates relating to hard forks can be contentious and hard fought among network participants, and can lead to ill will.

A future fork in the Ethereum network could adversely affect the value of the Shares or the ability of the Trust to operate. A hard fork could also adversely affect the price of ether at the time of announcement or adoption or subsequently. The announcement of a hard fork could lead to increased demand for the pre-fork digital asset, in anticipation that ownership of the pre-fork digital asset would entitle holders to a new digital asset following the fork. The increased demand for the pre-fork digital asset may cause the price of the digital asset to rise. For example, following the hack of The DAO in July 2016, holders of ether voted on-chain to reverse the hack, effectively causing a hard fork. For the days following the vote, the price of ether rose from $11.65 on July 15, 2016, to $14.66 on July 21, 2016, the day after the first Ethereum Classic block was mined (as discussed further below). By comparison, when Bitcoin Cash forked from the bitcoin network, the value of bitcoin went from $2,800 to $2,700. Examples listed above are for illustrative purposes only. Price movements of digital assets subject to or resulting from a hard fork cannot be predicted in advance. After a hard fork, it is possible the aggregate price of the two versions of the digital asset running in parallel would be less than the price of the digital asset immediately prior to the fork. If the hard fork caused operational problems for either the post-fork network or the blockchain, the digital assets associated with the affected network could lose some or all of their value. Furthermore, while the Sponsor will, as permitted by the terms of the Trust Agreement, determine which network is generally accepted as the Ethereum network and should therefore be considered the appropriate network for the Trust’s purposes, there is no guarantee that the Sponsor will choose the network and the associated digital asset that is ultimately the most valuable fork. Any of these events could therefore adversely impact the value of the Shares.

In September 2022, the Ethereum network transitioned to a proof-of-stake model, in an upgrade referred to as the “Merge.” Following the Merge, a hard fork of the Ethereum network occurred, as certain Ethereum validators and network participants planned to maintain the proof-of-work consensus mechanism that was removed as part of the Merge. This version of the network was rebranded as “Ethereum Proof-of-Work.”

Forks may also occur as a network community’s response to a significant security breach. For example, in July 2016, Ethereum “forked” into Ethereum and a new digital asset, Ethereum Classic, as a result of the Ethereum network community’s response to a significant security breach. In June 2016, an anonymous hacker exploited a smart contract running on the Ethereum network to siphon approximately $60 million of ether held by The DAO, a distributed autonomous organization, into a segregated account. In response to the hack, most participants in the Ethereum community elected to adopt a “fork” that effectively reversed the hack. However, a minority of users continued to develop the original blockchain, referred to as Ethereum Classic with the digital asset on that blockchain now referred to as ETC. ETC now trades on several digital asset exchanges. A fork may also occur as a result of an unintentional or unanticipated software flaw in the various versions of otherwise compatible software that users run. Such a fork could lead to users and validators abandoning the digital asset and associated network with the flawed software. It is possible, however, that a substantial number of users and validators could adopt an incompatible version of the digital asset while resisting community-led efforts to merge the two chains. This could result in a permanent fork, as in the case of Ethereum and Ethereum Classic.

Furthermore, a hard fork can lead to new security concerns. For example, when the Ethereum and Ethereum Classic networks split in July 2016, replay attacks, in which transactions from one network were rebroadcast to nefarious effect on the other network, plagued Ethereum trading platforms through at least October 2016. An Ethereum trading platform announced in July 2016 that it had lost 40,000 Ethereum Classic, worth about $100,000 at that time, as a result of replay attacks. Similar replay attack concerns occurred in connection with the Bitcoin Cash and Bitcoin Satoshi’s Vision networks split in November 2018. Another possible result of a hard fork is an inherent decrease in the level of security due to significant amounts of validating power remaining on one network or migrating instead to the new forked network. After a hard fork, it may become easier for an individual validator or validating pool’s validating power to exceed 50% of the validating power of a digital asset network that retained or attracted less validating power, thereby making digital asset networks that rely on proof-of-stake more susceptible to attack.

Protocols may also be cloned. Unlike a fork, which modifies an existing blockchain and results in two competing networks, each with the same genesis block, a “clone” is a copy of a protocol’s codebase but results in an entirely new blockchain and new genesis block. Tokens are created solely from the new “clone” network and, in contrast to forks, holders of tokens of the existing network that was cloned do not receive any tokens of the new network. A “clone” results in a competing network that has characteristics substantially similar to the network it was based on, subject to any changes as determined by the developer(s) that initiated the clone. A clone may also adversely affect the price of ether at the time of announcement or adoption, or subsequently. For example, on November 6, 2016, Rhett Creighton, a Zcash developer, cloned the Zcash Network to launch Zclassic, a substantially identical version of the Zcash Network that eliminated the Founders’ Reward. For the days following the date the first Zclassic block was mined, the price of ZEC fell from $504.57 on November 5, 2016, to $236.01 on November 7, 2016, in the midst of a broader sell off of ZEC beginning immediately after the Zcash Network launch on October 28, 2016.

The inability to recognize the economic benefit of a “fork” or an “air drop” could adversely impact an investment in the Trust.

Network Forks.

The Ethereum network is open source, meaning that any user can download the software, modify it and then propose that the users and validators of ether transactions adopt the modification. When a modification is introduced and a substantial majority of users and validators consent to the modification, the change is implemented and the Ethereum network remains uninterrupted. However, a “hard fork” occurs if less than a substantial majority of users and validators consent to the proposed modification, and the modification is not compatible with the software prior to its modification. In other words, two incompatible networks would then exist: (1) one network running the pre-modified software and (2) another network running the modified software. The effect of such a fork would be the existence of two versions of the network running in parallel, yet lacking interchangeability. This is in contrast to a “soft fork,” or a proposed modification to the software governing the network that results in a post-update network that is compatible with the network as it existed prior to the update, because it restricts the network operations that can be performed after the update.

The only digital asset that will be held by the Trust is ether. By investing in the Trust rather than directly in ether, Shareholders forgo potential economic benefits associated with forks. If ether were to fork into two digital assets, the Trust may hold, in addition to its existing ether balance, a right to claim an equivalent amount of the new “forked” asset following the hard fork. The Sponsor will cause the Trust to irrevocably abandon any digital asset resulting from a fork in the Ethereum network (other than what the Sponsor determines to be ether). If the Trust were to change this policy, the Trust would need to seek and obtain certain regulatory approvals, including an amendment to the Trust’s registration statement and approval of an application by the Exchange to amend its listing rules.

Air Drops.

Ether may become subject to an occurrence similar to a fork, which is known as an “air drop.” In an air drop, the promotors of a new digital asset announce to holders of another digital asset that they will be entitled to claim a certain amount of the new digital asset for free, based on the fact that they hold such other digital asset. Air drops are not included in the Index under its current methodology.

The Index does not track air drops involving ether. Accordingly, the Trust will disclaim, and the Sponsor will cause the Trust to irrevocably abandon, all rights to digital assets air dropped to holders of ether. By investing in the Trust rather than directly in ether, Shareholders forgo potential economic benefits associated with air drops. Any change to the Trust’s policy on air dropped assets would require the Trust to seek and obtain certain regulatory approvals, including an amendment to the Trust’s registration statement and approval of an application by the Exchange to amend its listing rules.

In the event of a hard fork of the Ethereum network that results in the spinoff of another network, the Sponsor will, as permitted by the terms of the Trust Agreement, use its discretion to determine which network should be considered the appropriate network for the Trust’s purposes, and in doing so may adversely affect the value of the Shares.

The only digital asset that will be held by the Trust is ether. In the event of a hard fork of the Ethereum network, the Sponsor will, as permitted by the terms of the Trust Agreement, use its sole discretion to determine, in good faith, which peer-to-peer network, among a group of incompatible forks of the Ethereum network, is generally accepted as the Ethereum network and should therefore be considered the appropriate network for the Trust’s purposes. The Sponsor will base its determination on whatever factors it deems relevant, including, but not limited to, the Sponsor’s beliefs regarding expectations of the core developers of Ethereum, the developer roadmap, users of block space (available capacity within a block to store data and execute code) including services and businesses, suppliers of block space (i.e., validators) and their associated incentives, and other constituencies, as well as other non-fundamental factors, the Ethereum network, the Custodian’s ability and willingness to support the fork, or whatever other factors it deems relevant. There is no guarantee that the Sponsor will choose the digital asset that is ultimately the most valuable fork, and the Sponsor’s decision may adversely affect the value of the Shares as a result. The Sponsor may also disagree with Shareholders, the Custodian, other service providers, the Index Provider, cryptocurrency exchanges, or other market participants on what is generally accepted as ether and should therefore be considered “ether” for the Trust’s purposes, which may also adversely affect the value of the Shares as a result. The Sponsor will cause the Trust to irrevocably abandon any digital asset resulting from a fork in the Ethereum network (other than what the Sponsor determines to be ether). If the Trust were to change this policy, the Trust would need to seek and obtain certain regulatory approvals, including an amendment to the Trust’s registration statement and approval of an application by the Exchange to amend its listing rules.

Malicious actors may “double spend” ether by altering the formation of the blockchain.

A malicious actor may attempt to “double spend” (i.e., spend the same units in more than one transaction) ether by altering the formation of the blockchain. In this type of attack, a validator creates a valid new block containing a double-spend transaction and schedules the release of such attack block so that it is added to the blockchain before a target user’s legitimate transaction can be included in a block. All double-spend attacks require that the validator sequence and execute the steps of its attack with sufficient speed and accuracy. Double- spend attacks require extensive coordination and are very expensive. Typically, transactions that allow for a zero-confirmation acceptance tend to be prone to these types of attacks. Accordingly, traders and merchants may execute instantaneous/zero-confirmation transactions only if they are of sufficiently low-value. Users and merchants can take additional precautions by adjusting their network software programs to connect only to other well-connected participants in the Ethereum network and to disable incoming connections.

Flaws in source code for digital asset networks could adversely affect the value of ether and other digital assets.

In the past, flaws in the source code for digital asset networks have been exposed and exploited, including flaws that disabled some functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. Discovery of flaws in or exploitations of the source code that allow malicious actors to take or create money in contravention of known network rules have occurred. The cryptography underlying ether could prove to be flawed or ineffective, or developments in mathematics and/or technology, such as advances in digital computing, algebraic geometry and quantum computing, could make cryptography ineffective. In any of these circumstances, a malicious actor may be able to steal ether held by others, which could adversely affect the demand for ether and therefore adversely impact the price of ether and the value of the Shares. Even if another digital asset other than ether were affected by similar circumstances, any reduction in confidence in the robustness of the source code or cryptography underlying digital assets generally could negatively affect the demand for all digital assets, including ether, and therefore adversely affect the value of the Shares.

Mathematical or technological advances could undermine the Ethereum network’s consensus mechanism.

The Ethereum network relies on cryptographic algorithms for various operations, including address generation, transaction verification and smart contract execution. It is possible that mathematical or technological advances, such as the development of quantum computers with significantly more power than computers presently available, could undermine or vitiate the cryptographic consensus mechanism underpinning the Ethereum Blockchain. Quantum computing technology is an emerging phenomenon, because it is still developing, which makes it difficult to predict its ultimate effect on the future value of ether and other digital assets. However, recent announcements by computer technology companies have suggested that quantum computing technology may be advancing faster than previously anticipated. For example, in February 2025, Microsoft announced its Majorana 1 chip, which is claimed to have the potential to support a one-million-qubit quantum computer. If quantum computing technology is able to advance and significantly increase its capacity relative to the capacity of today’s leading quantum computers, it could potentially undermine the viability of many of the cryptographic algorithms used across the world’s information technology infrastructure, including the cryptographic algorithms used for digital assets like ether. If quantum computing is able to advance in that way, there is a risk that quantum computing could result in the cryptography underlying the Ethereum network becoming ineffective, which, if realized, could compromise the security of the Ethereum network, or allow a malicious actor to compromise the wallets holding ether owned by the Trust or others on the Ethereum network, which would result in losses to Shareholders. While various actors in the Ethereum community are taking steps to enable the uses of cryptographic algorithms that would be resistant to advanced quantum computers, there is no guarantee that new quantum-proof architectures will be built and appropriate transitions will be implemented across the network at scale in a timely manner; any such changes could require the achievement of broad consensus within the Ethereum network community and a fork (or multiple forks), and there can be no assurance that such consensus would be achieved or the changes implemented successfully. If any of the foregoing were to occur, it could result in losses to Shareholders. Moreover, normal operations and functionality of the Ethereum network may be negatively affected. Such losses of functionality could lead to the Ethereum network losing attractiveness to users, nodes, validators, or other stakeholders, thereby dampening demand for ether. Even if another digital asset other than ether were affected by similar circumstances, any reduction in confidence in the source code or cryptography underlying digital assets generally could negatively affect the demand for digital assets and therefore adversely affect the value of the Shares.

Competition from central bank digital currencies (“CBDCs”) could adversely affect the value of ether and other digital assets.

Central banks in various countries have introduced digital forms of legal tender. China’s CBDC project, known as Digital Currency Electronic Payment, has reportedly been tested in a live pilot program conducted in multiple cities in China. Central banks representing at least 130 countries have published retail or wholesale CBDC work ranging from research to pilot projects. Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could have an advantage in competing with, or replacing, ether and other cryptocurrencies as a medium of exchange or store of value. Central banks and other governmental entities have also announced cooperative initiatives and consortia with private sector entities, with the goal of leveraging blockchain and other technology to reduce friction in cross-border and interbank payments and settlement, and commercial banks and other financial institutions have also announced a number of initiatives of their own to incorporate new technologies, including blockchain and similar technologies, into their payments and settlement activities, which could compete with, or reduce the demand for, ether. As a result of any of the foregoing factors, the value of ether could decrease, which could adversely affect an investment in the Trust.

Prices of ether may be affected by stablecoins, the activities of stablecoin issuers and their regulatory treatment.

While the Trust does not invest in stablecoins, it may nonetheless be exposed to certain risks that stablecoins pose to the ether market. Stablecoins are digital assets designed to have a stable value over time as compared to typically volatile digital assets, and may be backed by a fiat currency, such as the U.S. dollar, commodities, such as gold, or other digital assets. Given the foundational role that stablecoins play in global digital asset markets, their fundamental liquidity could have a dramatic impact on the broader digital asset market, including the market for ether. Volatility in stablecoins, operational issues with stablecoins (for example, technical issues that prevent settlement), concerns about the sufficiency of any reserves that support stablecoins or potential manipulative activity when unbacked stablecoins are used to pay for other digital assets (including ether), or regulatory concerns about stablecoin issuers or intermediaries, such as exchanges, that support stablecoins, could impact individuals’ willingness to trade on trading venues that rely on stablecoins, reduce liquidity in the ether market, and affect the value of ether, and in turn impact an investment in the Shares.

For example, because a large portion of the digital asset market still depends on stablecoins such as Tether and USDC, there is a risk that a disorderly de-pegging or a run on Tether or USDC could lead to dramatic market volatility in digital assets more broadly. Questions about the sufficiency of the backing of certain stablecoins has caused the prices for such stablecoins to fluctuate, which fluctuations may affect the price of ether. For example, some have argued that the issuance of Tether has been used to artificially increase demand for ether, thereby inflating its price. On February 17, 2021, the New York Attorney General entered into an agreement with Tether’s operators, requiring them to cease any further trading activity with New York persons and pay $18.5 million in penalties for false and misleading statements made regarding the assets backing Tether. On October 15, 2021, the CFTC announced a settlement with Tether’s operators in which they agreed to pay $42.5 million in fines to settle charges that, among others, Tether’s claims that it maintained sufficient U.S. dollar reserves to back every Tether stablecoin in circulation with the “equivalent amount of corresponding fiat currency” held by Tether were untrue. In addition, a large amount of Tether is issued as ERC-20 tokens on the Ethereum network. If Tether were to no longer be issued or operating on the Ethereum network, there would be no need to use ether to pay the gas fees needed to record ERC-20 Tether transactions on the Ethereum blockchain, and a substantial source of demand for ether could be eliminated, which could cause the price of ether to decrease, affecting the value of the Shares.

USDC is a reserve-backed stablecoin issued by Circle Internet Financial that is commonly used as a method of payment in digital asset markets, including the ether market. While USDC is designed to maintain a stable value at 1 U.S. dollar at all times, on March 10, 2023, the value of USDC fell below $1.00 for multiple days after Circle Internet Financial disclosed that $3.3 billion of the USDC reserves were held at Silicon Valley Bank, which had entered FDIC receivership earlier that day. Stablecoins are reliant on the U.S. banking system and U.S. treasuries, and the failure of either to function normally could impede the function of stablecoins, and therefore could adversely affect the value of the Shares. Similar to Tether, a large amount of USDC is issued as ERC-20 tokens on the Ethereum network. If USDC were to no longer be issued or operating on the Ethereum network, there would be no need to use ether to pay the gas fees needed to record ERC-20 USDC transactions on the Ethereum blockchain, and a substantial source of demand for ether could be eliminated, which could cause the price of ether to decrease, affecting the value of the Shares.

Given the foundational role that stablecoins play in global digital asset markets, their fundamental liquidity can have a dramatic impact on the broader digital asset market, including the market for ether. Because a large portion of the digital asset market still depends on stablecoins such as Tether and USDC, there is a risk that a disorderly de-pegging or a run on Tether or USDC could lead to dramatic market volatility in digital assets more broadly. Volatility in stablecoins; operational issues with stablecoins (for example, technical issues that prevent settlement); concerns about the sufficiency of any reserves that support stablecoins or potential manipulative activity when unbacked stablecoins are used to pay for other digital assets (including ether); regulatory concerns about stablecoin issuers or intermediaries, such as exchanges, that support stablecoins; or the removal or migration of prominent stablecoins away from the Ethereum network, could impact individuals’ willingness to trade on trading venues that rely on stablecoins, reduce liquidity in the ether market, and affect the value of ether, and in turn impact an investment in the Shares.

Competition from the emergence or growth of other digital assets or methods of investing in ether could have a negative impact on the price of ether and adversely affect the value of the Shares.

As of December 31, 2025, ether was the second largest digital asset by market capitalization as tracked by CoinMarketCap.com. As of December 31, 2025, there were over 10,000 alternative digital assets tracked by CoinMarketCap.com, having a total market capitalization of approximately $2.96 trillion (including the approximately $360.0 billion market cap of ether), as calculated using market prices and total available supply of each digital asset, excluding tokens pegged to other assets. In addition, many consortia and financial institutions are also researching and investing resources into private or permissioned smart contracts platforms rather than open platforms like the Ethereum network. Competition from the emergence or growth of alternative digital assets and smart contracts platforms, such as Solana, Avalanche or Cardano, could have a negative impact on the demand for, and price of, ether and thereby adversely affect the value of the Shares.

In addition, some digital asset networks, including the Ethereum network, may be the target of ill will from users of other digital asset networks. For example, in July 2016, the Ethereum network underwent a contentious hard fork that resulted in the creation of a new digital asset network called Ethereum Classic. As a result, some users of the Ethereum Classic network may harbor ill will toward the Ethereum network. These users may attempt to negatively impact the use or adoption of the Ethereum network. For additional information on the hard fork that resulted in the creation of Ethereum Classic. See “Ether, Ether Markets and Regulation of Ether”

Investors may invest in ether through means other than the Shares, including through direct investments in ether and other potential financial vehicles, possibly including securities backed by or linked to ether and digital asset financial vehicles similar to the Trust, or ether futures-based products. Market and financial conditions, and other conditions beyond the Sponsor’s control, may make it more attractive to invest in other financial vehicles or to invest in ether directly, which could limit the market for, and reduce the liquidity of, the Shares. In addition, to the extent digital asset financial vehicles other than the Trust tracking the price of ether are formed and represent a significant proportion of the demand for ether, large purchases or redemptions of the securities of these digital asset financial vehicles, or private funds holding ether, could negatively affect the Index, the Trust’s ether holdings, the price of the Shares, the net asset value of the Trust and the per share NAV of the Trust.

Large-scale sales or distributions could significantly reduce the price of ether and adversely affect the value of the Shares.

Some entities hold large amounts of ether relative to other market participants, and to the extent such entities engage in large-scale hedging, sales or distributions on non-market terms, or sales in the ordinary course, it could result in a reduction in the price of ether and adversely affect the value of the Shares. Additionally, political or economic crises may motivate large-scale acquisitions or sales of such digital assets, including ether, either globally or locally. Such large-scale sales or distributions could result in selling pressure that may reduce the price of ether and adversely affect an investment in the Shares.

As of the date of this Annual Report, the 200 largest ether wallets held approximately one-quarter of the outstanding supply of ether and it is possible that some of these wallets are controlled by the same person or entity. Moreover, it is possible that other persons or entities control multiple wallets that collectively hold a significant number of ether, even if each wallet individually only holds a small amount. As a result of this concentration of ownership, large sales by such holders could have an adverse effect on the market price of ether.

Congestion or delay in the Ethereum network may delay purchases, sales or transfers of ether by the Trust.

The size of each block on the Ethereum network is currently limited and the transaction rate is significantly below the level that centralized systems can provide. Increased transaction volume could result in delays in the recording of transactions due to congestion in the Ethereum network. Moreover, unforeseen system failures, disruptions in operations, or poor connectivity may also result in delays in the recording of transactions on the Ethereum network. Any delay in the Ethereum network could affect the Authorized Participant’s, or the Authorized Participant Designee’s, ability to buy or sell ether at an advantageous price resulting in decreased confidence in the Ethereum network. Over the longer term, delays in confirming transactions could reduce the attractiveness to merchants and other commercial parties as a means of payment. As a result, the Ethereum network and the value of the Trust would be adversely affected.

If the digital asset award or transaction fees for recording transactions on the Ethereum network are not sufficiently high to incentivize validators may demand high transaction fees, which could negatively impact the value of ether and the value of the Shares.

In 2021, the Ethereum network implemented the EIP-1559 upgrade. EIP-1559 changed the methodology used to calculate transaction fees paid to ether validators in such a manner that reduced the total net issuance of ether fees paid to validators. If the digital asset awards for validating blocks or the transaction fees for recording transactions on the Ethereum network are not sufficiently high to incentivize validators, or if certain jurisdictions continue to limit or otherwise regulate validating activities, validators may cease expending validating power to validate blocks and confirmations of transactions on the Ethereum blockchain could be slowed. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

•
A reduction in the processing power expended by validators on the Ethereum network could increase the likelihood of a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtaining control. See “If a malicious actor or botnet obtains control of more than 50% of the validating stake on the Ethereum network, or otherwise obtains control over the Ethereum network through its influence over core developers or otherwise, such actor or botnet could manipulate the Ethereum blockchain, which would adversely affect the value of the Shares or the ability of the Trust to operate.”
•
Validators have historically accepted relatively low transaction confirmation fees on most digital asset networks. If validators demand higher transaction fees for recording transactions in the Ethereum blockchain or a software upgrade automatically charges fees for all transactions on the Ethereum network, the cost of using ether may increase and the marketplace may be reluctant to accept ether as a means of payment. Alternatively, validators could collude in an anti-competitive manner to reject low transaction fees on the Ethereum network and force users to pay higher fees, thus reducing the attractiveness of the Ethereum network. Higher transaction confirmation fees resulting through collusion or otherwise may adversely affect the attractiveness of the Ethereum network, the value of ether and the value of the Shares.

•
To the extent that any validators cease to record transactions that do not include the payment of a transaction fee in blocks or do not record a transaction because the transaction fee is too low, such transactions will not be recorded on the Ethereum blockchain until a block is validated by a validator who does not require the payment of transaction fees or is willing to accept a lower fee. Any widespread delays or disruptions in the recording of transactions could result in a loss of confidence in the Ethereum network and could prevent the Trust from completing transactions associated with the day-to-day operations of the Trust, including creations and redemptions of the Shares in exchange for ether with Authorized Participants.
•
During the course of the block validation processes, validators exercise the discretion to select which transactions to include within a block and in what order to include these transactions. Beyond the standard block reward and transaction fees, validators have the ability to extract what is known as Maximal Extractable Value (“MEV”) by strategically choosing, reordering, or excluding certain transactions during block production in return for increased transaction fees or other forms of revenue for such validators. In blockchain networks that facilitate DeFi protocols in particular, such as the Ethereum network, users may attempt to gain an advantage over other users by offering additional fees to validators for effecting the order or inclusions of transactions within a block. Certain software solutions, such as MEV Boost by Flashbots, have been developed which facilitate validators and other parties in the ecosystem in capturing MEV. The presence of MEV may incentivize associated practices such as sandwich attacks or front running that can have negative repercussions on DeFi users. A “sandwich attack” is executed by placing two transactions around a large, detected transaction to capitalize on the expected price impact. For instance, a market participant might identify a sizable transaction within the mempool that will significantly alter an asset’s price on a decentralized exchange. The participant could then, for example, orchestrate a transaction bundle: one transaction to acquire the asset prior to the detected transaction, followed by the large transaction itself, and a final transaction to sell the asset after the market price has increased due to the large transaction’s execution. Such transaction bundles can be submitted to validators through mechanisms like MEV-Boost, with validators receiving a share of the profits as an incentive to include the specific transaction bundle in the block. In the context of MEV, “front running” is said to occur when a user spots a transaction in the publicly visible so-called memory pool (“mempool”) of pending but unexecuted transactions awaiting validation, and then pays a high transaction fee to a validator to have their transaction executed on a priority basis in a manner designed to profit from the pending but unexecuted transaction that is still in the mempool. MEV may also compromise the predictability of transaction execution, which may deter usage of the network as a whole. Although based on widely available information given that transactions in the mempool are publicly visible, any potential perception of MEV as unfair manipulation may also discourage users and other stakeholders from engaging with DeFi protocols or the Ethereum network in general. In addition, it’s possible regulators or legislators could enact rules that restrict practices associated with MEV, which could diminish the popularity of the Ethereum network among users and validators. Any of these or other outcomes related to MEV may adversely affect the value of ether and the value of the Shares.

If the Ethereum network is used to facilitate illicit activities or evade sanctions, businesses that facilitate transactions in ether could be at increased risk of criminal or civil lawsuits, or of having services cut off, which could negatively affect the price of ether and the value of the Shares.

Digital asset networks have in the past been, and may continue to be, used to facilitate illicit activities. If the Ethereum network is used to facilitate illicit activities or evade sanctions, businesses that facilitate transactions in ether could be at increased risk of potential criminal or civil lawsuits, or of having banking or other services cut off, and ether could be removed from digital asset trading platforms as a result of these concerns. Other service providers of such businesses may also cut off services if there is a concern that the Ethereum network is being used to facilitate crime. Any of the aforementioned occurrences could increase regulatory scrutiny of the Ethereum network and/or adversely affect the price of ether, the attractiveness of the Ethereum network and an investment in the Shares of the Trust.

The Trust and the Sponsor, acting on behalf of the Trust, directly interact with (i) parties that are themselves subject to AML program requirements under the Bank Secrecy Act or similar laws (i.e., Authorized Participants and/or financial institution counterparties) and/or (ii) Authorized Participant Designees.

The Authorized Participants are registered broker-dealers or other financial institutions that are subject to AML and countering the financing of terrorism obligations under the Bank Secrecy Act as administered by FinCEN and further overseen by the SEC and FINRA, including the obligation to conduct due diligence on their customers (including but not limited to their Authorized Participant Designees).

When the Trust and the Sponsor, acting on behalf of the Trust, buy or sell, as applicable, ether, they transact directly with financial institution counterparties that are subject to U.S. federal and/or state licensing requirements or similar laws in non-U.S. jurisdictions and maintain practices and policies designed to comply with AML and KYC regulations or similar laws in non-U.S. jurisdictions. The Trust will not hold any ether except those that have been delivered by the Trust’s ether trading counterparties, Authorized Participants, or the Authorized Participant Designees, in connection with creation requests.

If the Sponsor, the Trust, or an Authorized Participant were nevertheless to transact with such a sanctioned entity, the Sponsor, the Trust, and such Authorized Participant would be at increased risk of potential criminal or civil lawsuits.

Risks Associated with Investing in the Trust

Investment-Related Risks.

Investing in ether and, consequently, the Trust, is speculative. The price of ether is volatile, and market movements of ether are difficult to predict. Supply and demand changes rapidly are affected by a variety of factors, including regulation and general economic trends, such as interest rates, availability of credit, credit defaults, inflation rates and economic uncertainty. All investments made by the Trust will risk the loss of capital. Therefore, an investment in the Trust involves a high degree of risk, including the risk that the entire amount invested may be lost. No guarantee or representation is made that the Trust’s investment program will be successful, that the Trust will achieve its investment objective or that there will be any return of capital invested to investors in the Trust, and investment results may vary.

The NAV may not always correspond to the market price of ether.

The NAV of the Trust will change as fluctuations occur in the market price of the Trust’s ether holdings. Shareholders should be aware that the public trading price per share may be different from the NAV for a number of reasons, including price volatility and the fact that supply and demand forces at work in the secondary trading market for shares are related, but not identical, to the supply and demand forces influencing the market price of ether.

An Authorized Participant may be able to create or redeem a Basket at a discount or a premium to the public trading price per share, although some creations or redemptions may take place in kind, and the Trust will therefore maintain its intended fractional exposure to a specific amount of ether per share.

Different from directly owning ether.

The performance of the Trust will not reflect the specific return an investor would realize if the investor actually held or purchased ether directly. The differences in performance may be due to factors such as fees, transaction costs, and index tracking risk. Investors will also forgo certain rights conferred by owning ether directly, such as the right to claim air drops. See “Risk Factors—The inability to recognize the economic benefit of a ‘fork’ or an ‘air drop’ could adversely impact an investment in the Trust.”

Index tracking risk.

The Trust may not achieve the desired degree of correlation between its performance and that of the Index and thus may not achieve its investment objective. The difference in performance may be due to factors such as fees, transaction costs, redemptions of, and subscriptions for, Shares, pricing differences, differences in the timing of the addition or removal of constituent exchanges underlying the Index or the cost to the Trust of complying with various new or existing regulatory requirements.

Liquidity risk.

The Trust’s and an Authorized Participant’s, or its Authorized Participant Designee’s, ability to buy or sell ether may be adversely affected by limited trading volume, lack of a market maker, or legal restrictions. It is also possible that an ether spot market or governmental authority may suspend or restrict trading in ether altogether. Therefore, it may not always be possible to execute a buy or sell order at the desired price or to liquidate an open position due to market conditions on spot markets, regulatory issues affecting ether or other issues affecting counterparties. Ether is a new asset with a very limited trading history. Therefore, the markets for ether may be less liquid and more volatile than other markets for more established products.

The value of the Shares may be influenced by a variety of factors unrelated to the value of ether.

The value of the Shares may be influenced by a variety of factors unrelated to the price of ether and the ether exchanges included in the Index that may have an adverse effect on the price of the Shares. These factors include, but are not limited to, the following factors:

•
Unanticipated problems or issues with respect to the mechanics of the Trust’s operations and the trading of the Shares may arise, in particular due to the fact that the mechanisms and procedures governing the creation and offering of the Shares and storage of ether have been developed specifically for this product;
•
The Trust could experience difficulties in operating and maintaining its technical infrastructure, including in connection with expansions or updates to such infrastructure, which are likely to be complex and could lead to unanticipated delays, unforeseen expenses and security vulnerabilities;
•
The Trust could experience unforeseen issues relating to the performance and effectiveness of the security procedures used to protect the Trust’s account with the Custodian, or the security procedures may not protect against all errors, software flaws or other vulnerabilities in the Trust’s technical infrastructure, which could result in theft, loss or damage of its assets; or
•
Service providers may decide to terminate their relationships with the Trust due to concerns that the introduction of privacy enhancing features to the Ethereum network may increase the potential for ether to be used to facilitate crime, exposing such service providers to potential reputational harm.

Any of these factors could affect the value of the Shares, either directly or indirectly through their effect on the Trust’s assets.

An Authorized Participant’s, or its Authorized Participant Designee’s, buying and selling activity associated with the creation and redemption of Baskets may adversely affect an investment in the Shares.

An Authorized Participant’s, or its Authorized Participant Designee’s, purchase of ether in connection with Basket creation orders may cause the price of ether to increase, which will result in higher prices for the Shares. Increases in the ether prices may also occur as a result of ether purchases by other market participants who attempt to benefit from an increase in the market price of ether when baskets are created. The market price of ether may therefore decline immediately after Baskets are created.

Selling activity associated with sales of ether by an Authorized Participant, or its Authorized Participant Designee, in connection with redemption orders may decrease ether prices, which will result in lower prices for the Shares. Decreases in ether prices may also occur as a result of selling activity by other market participants.

In addition to the effect that purchases and sales of ether by an Authorized Participant, or its Authorized Participant Designee, may have on the price of ether, sales and purchases of ether by similar investment vehicles (if developed) could impact the price of ether. If the price of ether declines, the trading price of the Shares will generally also decline.

The inability of Authorized Participants and market makers to hedge their ether exposure may adversely affect the liquidity of Shares and the value of an investment in the Shares.

Authorized Participants and market makers will generally want to hedge their exposure in connection with Basket creation and redemption orders. To the extent Authorized Participants and market makers are unable to hedge their exposure due to market conditions (e.g., insufficient ether liquidity in the market, inability to locate an appropriate hedge counterparty, extreme volatility in the price of ether, wide spreads between prices quotes on different ether trading platforms, etc.), such conditions may make it difficult to create or redeem Baskets or cause them to not create or redeem Baskets. In addition, the hedging mechanisms employed by Authorized Participants and market makers to hedge their exposure to ether may not function as intended, which may make it more difficult for them to enter into such transactions. Such events could negatively impact the market price of Shares and the spread at which Shares trade on the open market. To the extent Authorized Participants wish to use futures to hedge their exposure, note that while growing in recent years, the market for exchange-traded ether futures has a limited trading history and operational experience and may be less liquid, more volatile and more vulnerable to economic, market and industry changes than more established futures markets. The liquidity of the market will depend on, among other things, the adoption of ether and the commercial and speculative interest in the market.

Arbitrage transactions intended to keep the price of Shares closely linked to the price of ether may be problematic if the process for the creation and redemption of Baskets encounters difficulties, which may adversely affect an investment in the Shares.

If the processes of creation and redemption of the Shares encounter any unanticipated difficulties, potential market participants who would otherwise be willing to purchase or redeem Baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying ether may not take the risk that, as a result of those difficulties, they may not be able to realize the profit they expect. In addition, the Trust’s NAV and the price of a Basket Deposit (as defined below) could rise or fall substantially between the time a purchase order is submitted by an Authorized Participant and the time the amount of the purchase price in respect thereof is determined, and the risk of such price movements will be borne solely by the Authorized Participant. Such price movements may further frustrate efforts to effectively seize arbitrage opportunities. If this is the case, the liquidity of Shares may decline and the price of the Shares may fluctuate independently of the price of ether and may fall.

The use of cash creations and redemptions, to the extent used by Authorized Participants, may adversely affect the arbitrage transactions by Authorized Participants intended to keep the price of the Shares closely linked to the price of ether and, as a result, the price of the Shares may fall or otherwise diverge from NAV.

To the extent Authorized Participants effectuate creations and redemptions for cash, there may be delays in trade execution due to potential operational issues arising from implementing a cash creation and redemption model, which involves more complex operational steps (and therefore execution risk) than in-kind creation and redemption models. Such delays could cause the execution price associated with such trades to materially deviate from the Index price used to determine the NAV. Even though the Authorized Participant is responsible for the dollar cost of such difference in prices, Authorized Participants could default on their obligations to the Trust, or such potential risks and costs could lead Authorized Participants, who would otherwise be willing to purchase or redeem Baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying ether, to elect to not participate in the Trust’s Share creation and redemption processes. This may adversely affect the arbitrage mechanism intended to keep the price of the Shares closely linked to the price of ether, and as a result, the price of the Shares may fall or otherwise diverge from NAV. If the arbitrage mechanism is not effective, purchases or sales of Shares on the secondary market could occur at a premium or discount to NAV, which could harm Shareholders by causing them to buy Shares at a price higher than the value of the underlying ether held by the Trust or sell Shares at a price lower than the value of the underlying ether held by the Trust, causing Shareholders to suffer losses.

The Authorized Participants serve in such capacity for several competing exchange-traded ether products, which could adversely affect the Trust’s operations and the secondary market for the Shares.

Authorized Participants are the only persons that may place orders to create and redeem Baskets with the Trust. The Trust may have a limited number of financial institutions that act as Authorized Participants, none of which are obligated to engage in creation and/or redemption transactions. Some or all of the Trust’s Authorized Participants are expected to serve as authorized participants or market makers for one or more exchange-traded ether products that compete with the Trust. This may make it more difficult to engage or retain Authorized Participants for the Trust. There is no guarantee that the Trust will be able to attract Authorized Participants. Furthermore, decisions by Authorized Participants to reduce their role with respect to market making or creation and redemption activities during times of market stress, or a decline in the number of Authorized Participants due to decisions to exit the business, bankruptcy, competing products in the same asset class or other factors, could inhibit the effectiveness of the arbitrage process in maintaining the relationship between the underlying value of the Trust’s ether and the market price of the Shares. To the extent that other Authorized Participants do not step forward to engage in creation and redemption orders, there may be a significantly diminished trading market for the Shares or the Shares may trade at a discount (or premium) to NAV and possibly face trading halts and/or de-listing.

Security threats and cyber-attacks could result in the halting of Trust operations and a loss of Trust assets or damage to the reputation of the Trust, each of which could result in a reduction in the price of the Shares.

Security breaches, cyber-attacks, computer malware and computer hacking attacks have been a prevalent concern in relation to digital assets. Multiple thefts of ether and other digital assets from other holders have occurred in the past. Because of the pseudonymous nature of the Ethereum Blockchain, thefts can be difficult to trace, which may make ether a particularly attractive target for theft. Cyber security failures or breaches of one or more of the Trust’s service providers (including, but not limited to, the Index Provider, the Transfer Agent, the Distributor, the Administrator, or the Custodian) have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs.

The Trust and its service providers’ use of internet, technology and information systems (including mobile devices and cloud-based service offerings) may expose the Trust to potential risks linked to cyber-security breaches of those technological or information systems. The Sponsor believes that the Trust’s ether held in the Trust’s account with the Custodian will be an appealing target to hackers or malware distributors seeking to destroy, damage or steal the Trust’s ether or private keys and will only become more appealing as the Trust’s assets grow. While the Trust, the Sponsor and the Custodian have implemented procedures to identify and or stop new security threats and expect to adapt to technological changes in the digital asset industry, to the extent such efforts are unsuccessful the Trust’s ether may be subject to theft, loss, destruction or other attack.

Additionally, access to the Trust’s ether could be restricted by natural events (such as an earthquake or flood) or human actions (such as a terrorist attack). The Sponsor has evaluated the security procedures in place for safeguarding the Trust’s ether. Nevertheless, the security procedures cannot guarantee the prevention of any loss due to a security breach, software defect or act of God that may be borne by the Trust.

The security procedures and operational infrastructure may be breached due to the actions of outside parties, error or malfeasance of an employee of the Sponsor, the Custodian, or otherwise, and, as a result, an unauthorized party may obtain access to the Trust’s account with the Custodian, the private keys (and therefore ether) or other data of the Trust. Additionally, outside parties may attempt to fraudulently induce employees of the Sponsor, the Custodian, or the Trust’s other service providers to disclose sensitive information in order to gain access to the Trust’s infrastructure. As the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, the Sponsor and the Custodian may be unable to anticipate these techniques or implement adequate preventative measures.

An actual or perceived breach of the Trust’s account with the Custodian could harm the Trust’s operations, result in partial or total loss of the Trust’s assets, damage the Trust’s reputation and negatively affect the market perception of the effectiveness of the Trust, all of which could in turn reduce demand for the Shares, resulting in a reduction in the price of the Shares. The Trust may also cease operations, the occurrence of which could similarly result in a reduction in the price of the Shares.

While the Sponsor and the Trust’s service providers have established business continuity plans and systems that they respectively believe are reasonably designed to prevent cyber attacks, there are inherent limitations in such plans and systems including the possibility that certain risks have not been, or cannot be, identified. Service providers may have limited indemnification obligations to the Trust, which could be negatively impacted as a result, see “Liability and Indemnification” and “Material Contracts” below.

If the Trust’s holdings of ether are lost, stolen or destroyed under circumstances rendering a party liable to the Trust, the responsible party may not have the financial resources sufficient to satisfy the Trust’s claim. For example, as to a particular event of loss, the only source of recovery for the Trust may be limited to the relevant custodian or, to the extent identifiable, other responsible third parties (for example, a thief or terrorist), any of which may not have the financial resources (including liability insurance coverage) to satisfy a valid claim of the Trust. Similarly, as noted below, the Trust’s Custodian has limited liability to the Trust, which could adversely affect the Trust’s ability to seek recovery from them, even when the Custodian’s actions or failure to act are the cause of the Trust’s loss.

It may not be possible, either because of a lack of available policies or because of prohibitive cost, for the Trust to obtain insurance that would cover losses of the Trust’s ether. If an uninsured loss occurs or a loss exceeds policy limits, the Trust could lose all of its assets.

The Trust’s risk management processes and policies may prove to not be adequate to prevent any loss of the Trust’s ether.

Custody of digital assets presents inherent and unique risks relating to access loss, theft and means of recourse in such scenarios. These risks are applicable to the Trust’s use of FDA, despite its status as an affiliate of the Sponsor. The Sponsor is continuing to monitor and evaluate the Trust’s risk management processes and policies and believes that the current risk management processes and procedures are reasonably designed and effective. The Trust does not normally interact with any digital asset trading platforms, and the Trust’s ether is held in a cold storage wallet with the Custodian, a national trust bank, pursuant to an express custodial relationship. The Sponsor believes that the security procedures that the Sponsor and the Custodian utilize, such as hardware redundancy, segregation and offline data storage (i.e., the maintenance of data on computers and/or storage media that is not directly connected to or accessible from the internet and/or networked with other computers, also known as “cold storage”) protocols are reasonably designed to safeguard the Trust’s ether from theft, loss, destruction or other issues relating to hackers and technological attack. Despite the number of security procedures that the Sponsor and Custodian employ, it is impossible to guarantee the prevention of any loss due to a security breach, software defect, act of God, pandemic or riot that may be borne by the Trust. Notwithstanding the above, the Sponsor and the Custodian are responsible for their own gross negligence, willful misconduct or bad faith. In the event that the Trust’s risk management processes and policies prove to not be adequate to prevent any loss of the Trust’s ether and such loss is not covered by insurance or is otherwise recoverable, the value of the Shares will decrease as a result and investors would experience a decrease in the value of their investment.

The Trust’s Custodian could become insolvent or become subject to a receivership or bankruptcy proceeding, which may result in a loss of or delay in access to Trust assets.

If the Custodian becomes insolvent or subject to a receivership or bankruptcy proceeding, the Trust’s operations may be adversely affected, and there is a risk that the insolvency, receivership or bankruptcy of the Custodian may result in the loss of all or a substantial portion of the Trust’s assets or in a significant delay in the Trust having access to those assets.

The Trust’s assets will be held in one or more accounts maintained for the Trust by the Custodian. The Custodian is a national trust bank and is subject to the supervision of Office of the Comptroller of the Currency. The Custodial Services Agreement for Trust assets contains an agreement by the parties to treat the ether credited to the Trust as financial assets under Article 8 of the New York Uniform Commercial Code (“Article 8”), in addition to stating that the Custodian will serve as a securities intermediary with respect to such assets. Further, the Custodian has agreed to hold Trust assets for the benefit of the Trust as the entitlement holder, and while the Trust assets will be commingled with assets of the Custodian’s other customers in an omnibus account, such assets will not be commingled with the Custodian’s proprietary assets. While other types of assets held in a similarly-segregated manner have been deemed not to be part of the asset custodian’s bankruptcy estate under various regulatory regimes, bankruptcy courts have not yet fully addressed the appropriate treatment of custodial holdings of digital assets and any such determination may be highly fact-specific.

Given that the contractual protections and legal rights of customers with respect to digital assets held on their behalf by third parties are relatively untested in a bankruptcy or receivership proceeding of an entity such as the Custodian, in the event of an insolvency, receivership or bankruptcy proceeding with respect to the Custodian, there is a risk that the Trust’s assets may be considered the property of the bankruptcy estate of the Custodian, and that customers of the Custodian—including the Trust—may be at risk of being treated as general unsecured creditors of the Custodian and subject to the risk of total loss or markdowns on value of such assets. Moreover, even if the Trust’s assets ultimately are not treated as part of the Custodian’s bankruptcy estate, the automatic stay could apply until the bankruptcy court made such a determination, and the limited precedent and fact-dependent nature of the determination could delay or preclude the return of such assets to the Trust. Further, the bankruptcy court may permit the Custodian to retain possession or custody of its customers’ assets until any claims the estate may have against the customers (including the Trust) are resolved.

An actual or perceived business failure or interruption, default, failure to perform security breach or other problems affecting the Custodian could harm the Trust’s operations, result in partial or total loss of the Trust’s assets, damage the Trust’s reputation and negatively affect the market perception of the effectiveness of the Trust, all of which could in turn reduce demand for the Shares, resulting in a reduction in the price of the Shares.

The Trust may change the custodial arrangements described in this Annual Report at any time without notice to Shareholders.

Loss of a critical banking relationship for, or the failure of a bank used by, the Trust could adversely impact the Trust’s ability to create or redeem Baskets, or could cause losses to the Trust.

The Cash Custodian is necessary to facilitate the creation and redemption of Baskets (in exchange for cash subscriptions by Authorized Participants, or in exchange for redemptions of Shares by Authorized Participants), and other cash movements, including in connection with the purchase of ether by the Sponsor to effectuate subscriptions for cash and the selling of ether to effect redemptions for cash and, to the extent applicable, other Trust expenses, and in extraordinary circumstances, to effect the liquidation of the Trust’s ether. The Trust relies on the Cash Custodian to hold any cash related to the purchase or sale of ether. To the extent that the Trust or Sponsor face difficulty establishing or maintaining banking relationships, the loss of the Trust’s banking partners, including the Cash Custodian, or the imposition of operational restrictions by these banking partners and the inability of the Trust to utilize other financial institutions may result in a disruption of creation and redemption activity of the Trust, or cause other operational disruptions or adverse effects for the Trust. In the future, it is possible that the Trust could be unable to establish accounts at new banking partners, or that the banks with which the Trust is able to establish relationships may not be as large or well-capitalized or subject to the same degree of prudential supervision as the existing providers.

The Trust could also suffer losses in the event that a bank in which the Trust holds customer cash, including the Cash Custodian, fails, becomes insolvent, enters receivership, is taken over by regulators, enters financial distress, or otherwise suffers adverse effects to its financial condition or operational status. If the Cash Custodian were to experience financial distress or its financial condition is otherwise affected, the Cash Custodian’s ability to provide services to the Trust could be affected. Moreover, the future failure of the Cash Custodian or other bank at which the Trust maintains cash could result in losses to the Trust, to the extent the balances are not covered by deposit insurance. As a result, the Trust could suffer losses.

The Trust is subject to risks due to its concentration of investments in a single asset class.

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

The lack of active trading markets for the Shares may result in losses on Shareholders’ investments at the time of disposition of Shares.

Although Shares of the Trust are publicly listed and traded on an exchange, there can be no guarantee that an active trading market for the Shares will be maintained. If Shareholders need to sell their Shares at a time when no active market for them exists, the price Shareholders receive for their Shares, assuming that Shareholders are able to sell them, may be lower than the price that Shareholders would receive if an active market did exist and, accordingly, a Shareholder may suffer losses.

Several factors may affect the Trust’s ability to achieve its investment objective on a consistent basis.

There can be no assurance that the Trust will achieve its investment objective. Prospective investors should read this entire Annual Report and consult with their own advisers before subscribing for Shares. Factors that may affect the Trust’s ability to meet its investment objective include: (1) an Authorized Participant’s, or its Authorized Participant Designee’s, ability to transfer ether in an efficient manner to effectuate creation and redemption orders; (2) transaction fees associated with the Ethereum network; (3) the ether market becoming illiquid or disrupted; (4) the need to conform the Trust’s portfolio holdings to comply with investment restrictions or policies or regulatory or tax law requirements; (5) early or unanticipated closings of the markets on which ether trades, resulting in the inability of such Authorized Participant, or its Authorized Participant Designee, to execute intended portfolio transactions; and (6) accounting standards.

The amount of ether represented by the Shares will decline over time.

Each outstanding Share represents a fractional, undivided interest in the ether held by the Trust. The Trust does not generate any income and transfers ether to pay for the Sponsor Fee and other liabilities. Therefore, the amount of ether represented by each Share will gradually decline over time. This is also true with respect to Shares that are issued in exchange for additional deposits of ether over time, as the amount of ether required to create Shares proportionally reflects the amount of ether represented by the Shares outstanding at the time of such creation unit being created. Assuming a constant ether price, the trading price of the Shares is expected to gradually decline relative to the price of ether as the amount of ether represented by the Shares gradually declines.

Shareholders should be aware that the gradual decline in the amount of ether represented by the Shares will occur regardless of whether the trading price of the Shares rises or falls in response to changes in the price of ether.

In addition, to the extent that the Trust incurs transaction expenses in connection with the creation and redemption process, litigation expenses, indemnification obligations under the Trust’s service provider agreements and other Extraordinary Expenses that are not Sponsor-paid Expenses, such expenses will be borne by the Trust. To the extent that the Trust fails to attract a sufficiently large amount of investors, the effect of such expenses on the value of the Shares may be significantly greater than would be the case if the Trust had attracted more assets.

The Sponsor may need to find and appoint a replacement custodian quickly, which could pose a challenge to the safekeeping of the Trust’s ether.

The Sponsor could decide to replace the Custodian as the custodian of the Trust’s ether, or the Custodian may cease providing the custodial services necessary for the Trust’s normal operations. For example, the Trust’s custodian may become insolvent and enter bankruptcy or receivership proceedings, or discontinue business operations with little or no warning to the Sponsor or the Trust. Transferring maintenance responsibilities of the Trust’s account with the Custodian to another party will likely be complex and could subject the Trust’s ether to the risk of loss during the transfer, which could have a negative impact on the performance of the Shares or result in loss of the Trust’s assets.

The Sponsor may not be able to find a party willing to serve as the custodian under the same terms as the current Custodial Services Agreement. To the extent that Sponsor is not able to find a suitable party willing to serve as the custodian, the Sponsor may be required to terminate the Trust and liquidate the Trust’s ether.

Limited recourse.

The Custodian has limited liability for any loss, claim, or damage to the Trust, impairing the ability of the Trust to recover losses relating to its ether and any recovery may be limited, except to the extent of a final, non- appealable judicial determination that such loss, claim or damage directly resulted from the gross negligence, willful misconduct or fraud of the Custodian. In addition, the Custodian is generally not be liable for any loss caused, directly or indirectly, by the failure of the Trust to adhere to the Custodian’s policies and procedures that have been disclosed to the Trust, a force majeure event or certain actions determined by the Custodian to be necessary or advisable to inspect and protect the security of the Trust’s assets. Furthermore, the Custodian is generally not liable for a loss caused, directly or indirectly, by any failure or delay to act by any service provider to the Custodian or any system failure (other than a system failure caused by the gross negligence, willful misconduct or fraud of the Custodian or the Custodian’s affiliates), that prevents the Custodian from fulfilling its obligations.

Under the Trust Agreement, the Trustee and the Sponsor will not be liable for any liability or expense incurred absent fraud, gross negligence, bad faith or willful misconduct on the part of the Trustee or the Sponsor or breach by the Sponsor of the Trust Agreement, as the case may be. As a result, the recourse of the Trust or the Shareholder to Trustee or the Sponsor may be limited.

The Index Provider has limited liability relating to the use of the Index, impairing the ability of the Trust to recover losses relating to its use of the Index. The Index Provider does not guarantee the accuracy, completeness, or performance of the Index or the data included therein and shall have no liability in connection with the Index or index calculation, errors, omissions or interruptions of any Fidelity index or any data included therein. The Index could be calculated now or in the future in a way that adversely affects an investment in the Trust.

The Calculation Agent also has limited liability, impairing the ability of the Trust to recover losses relating to the calculation of the Index.

The value of the Shares will be adversely affected if the Trust is required to indemnify the Sponsor, the Trustee, the Transfer Agent or the Custodian.

Each of the Sponsor, the Trustee, the Transfer Agent and the Custodian has a right to be indemnified by the Trust for certain liabilities or expenses that it incurs without gross negligence, bad faith or willful misconduct on its part. Therefore, the Sponsor, Trustee, Transfer Agent or the Custodian may require that the assets of the Trust be sold in order to cover losses or liability suffered by it. Any sale of that kind would reduce the ether holdings of the Trust and the value of the Shares.

Intellectual property rights claims may adversely affect the Trust and the value of the Shares.

The Sponsor is not aware of any intellectual property rights claims that may prevent the Trust from operating and holding ether. However, third parties may assert intellectual property rights claims relating to the operation of the Trust and the mechanics instituted for the investment in, holding of and transfer of ether. Regardless of the merit of an intellectual property or other legal action, any legal expenses to defend or payments to settle such claims would be Extraordinary Expenses that would be borne by the Trust through the sale or transfer of its ether and any threatened action that reduces confidence in long-term viability or the ability of end-users to hold and transfer ether may adversely affect the value of the Shares. Additionally, a meritorious intellectual property rights claim could prevent the Trust from operating and force the Sponsor to terminate the Trust and liquidate its ether. As a result, an intellectual property rights claim against the Trust could adversely affect the value of the Shares.

Unforeseeable risks.

Ether has gained commercial acceptance only within recent years and, as a result, there is little data on its long-term investment potential. Additionally, due to the rapidly evolving nature of the ether market, including advancements in the underlying technology, changes to ether may expose investors in the Trust to additional risks which are impossible to predict.

The Sponsor’s policies and procedures may not fully mitigate the risk of conflicts of interest.

The Sponsor does not have operating practices that require personnel to pre-clear personal trading activity in which ether is the referenced asset. In general, pre-clearance policies prohibit employees and agents from engaging in certain personal trading activity without first obtaining pre-clearance of the transaction from the firm’s chief compliance officer, chief financial officer, or some senior officer with similar responsibilities.

Without implementing pre-clearance requirements, the Sponsor may not be able to fully mitigate the risk of conflicts of interest or avoid the appearance of impropriety in connection with the purchase and sale of ether. There is no guarantee that every employee, officer, director, or similar person associated with the Sponsor, or its affiliates will refrain from engaging in insider trading in violation of their duties to the Trust and Sponsor.

This risk is present in traditional financial markets and is not unique to ether. If such employees or others affiliated with the Sponsor engage in illegal conduct or conduct which fails to meet applicable regulatory standards, the Sponsor and its affiliates could be the target of civil or criminal fines, penalties, punishments, or other regulatory sanctions or lawsuits or could be the target of an investigation. Any of these outcomes could cause the Trust and Shareholders to suffer harm.

The Sponsor and its affiliates may also participate in transactions related to ether, either for their own account (subject to certain internal employee trading operating practices) or for the account of others, such as clients, and such transactions may occur prior to, during, or after the commencement of this offering. Such transactions may not serve to benefit the Shareholders of the Trust and may have a positive or negative effect on the value of the ether held by the Trust and, consequently, on the market value of ether.

Potential conflicts of interest may arise among the Sponsor or its affiliates and the Trust. The Sponsor and its affiliates have no fiduciary duties to the Trust and its Shareholders other than as provided in the Trust Agreement, which may permit them to favor their own interests to the detriment of the Trust and its Shareholders.

The Sponsor will manage the affairs of the Trust. Conflicts of interest may arise among the Sponsor and its affiliates, on the one hand, and the Trust and its Shareholders, on the other hand. As a result of these conflicts, the Sponsor may favor its own interests and the interests of its affiliates over the Trust and its Shareholders. These potential conflicts include, among others, the following:

•
the Sponsor has no fiduciary duties to, and is allowed to take into account the interests of parties other than, the Trust and its Shareholders in resolving conflicts of interest, provided the Sponsor does not act in bad faith;
•
the Trust has agreed to indemnify the Sponsor, the Trustee and their respective affiliates pursuant to the Trust Agreement;
•
the Sponsor is responsible for allocating its own limited resources among different clients and potential future business ventures, to each of which it may owe fiduciary duties;
•
the Sponsor and its staff also service affiliates of the Sponsor, and may also service other digital asset investment vehicles, and their respective clients and cannot devote all of its, or their, respective time or resources to the management of the affairs of the Trust;

•
Fidelity Product Services LLC, the Index Provider of the Fidelity Ethereum Reference Rate, Fidelity Digital Asset Services, N.A., the Custodian of the Trust, and Fidelity Service Company, Inc., the Administrator of the Trust, are all affiliates of the Sponsor, and as such the Sponsor is disincentivized from replacing them as the Trust’s service providers;
•
the Sponsor, its affiliates and their officers and employees are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with the Trust;
•
affiliates of the Sponsor may start to have substantial direct investments in ether, or other digital assets or companies in the digital assets ecosystem that they are permitted to manage taking into account their own interests without regard to the interests of the Trust or its Shareholders, and any increases, decreases or other changes in such investments could affect the Index price and, in turn, the value of the Shares; and
•
the Sponsor decides whether to retain separate counsel, accountants or others to perform services for the Trust.

By purchasing the Shares, Shareholders agree and consent to the provisions set forth in the Trust Agreement.

Risks Associated with the Index and Index Pricing

The Index was developed by an affiliate of the Sponsor, the Index Provider. The Index Provider has substantial discretion at any time to change the methodology used to calculate the Index, including the spot markets that contribute prices to the Trust’s NAV. Any such changes could affect the present, past and expected levels of the Index and could adversely affect performance of the Index. The Index Provider does not have any obligation to take the needs of the Trust, the Trust’s Shareholders, or anyone else into consideration in connection with such changes. There is no guarantee that the methodology currently used in calculating the Index will appropriately track the price of ether in the future. The Index Provider has no obligation to take the needs of the Trust or the Shareholders into consideration in determining, composing, or calculating the Index. By investing in the Trust, Shareholders will have no rights against the Index Provider or any other persons that have discretion over the Index, even though these entities administer, oversee and determine the Index.

Pricing sources used by the Index are digital asset spot markets that facilitate the buying and selling of ether and other digital assets. Although many pricing sources refer to themselves as “exchanges,” they are not registered with, or supervised by, the SEC or CFTC and do not meet the regulatory standards of a national securities exchange or designated contract market. For these reasons, among others, purchases and sales of ether may be subject to temporary distortions or other disruptions due to various factors, including the lack of liquidity in the markets and government regulation and intervention. These circumstances could affect the price of ether used in Index calculations and, therefore, could adversely affect the level of the Index.

The Index is based on various inputs which include price data from various third-party ether spot markets. The Index Provider does not guarantee the validity of any of these inputs, which may be subject to technological error, manipulative activity, or fraudulent reporting from their initial source.

Right to change index.

The Sponsor, in its sole discretion, may cause the Trust to track (or price its portfolio based upon) an index or standard other than the Index at any time, with notice to the Shareholders, if investment conditions change or the Sponsor believes that another index or standard better reflects the price of ether. The Sponsor, however, is under no obligation whatsoever to make such changes in any circumstance.

Risks related to pricing.

As set forth under “Item 1. Business — Calculation of Net Asset Value”, the Trust’s portfolio will be priced, including for purposes of determining the NAV, based upon the VWMP of ether used for the calculation of the Index as of the time of such valuation.

Using a VWMP methodology and price feeds from eligible ether spot markets, the Index intends to represent the U.S. dollar value of one ether every 15 seconds based on VWMP spot market data over rolling sixty-minute increments. As such, the VWMP methodology used to determine the NAV may not be reflective of market events and other developments that occur after its pricing window and thus this methodology may not be reflective of the then-available market price of ether in periods between its calculation. Additionally, as the methodology references a median price, it may not reflect the price of ether available for the Trust to transact on any single spot market. The Sponsor does not intend, and disclaims any obligation, to determine whether the methodology used to determine the level of the Index accurately reflects the value of ether or the price at which market transactions in ether could be readily effected at any given time.

Because the NAV of the Trust will be based almost entirely on the value of the Trust’s ether portfolio as determined by such VWMP methodology, and subscriptions and redemptions are processed based on the NAV of the Trust, if the methodology does not reflect the market value of ether at a given time, subscription and redemption transactions will be effected at prices that may adversely affect the Trust.

The NAV of the Trust will change as fluctuations occur in the market price of the Trust’s ether holdings. Shareholders should be aware that the public trading price per Share may be different from the NAV for a number of reasons, including price volatility, trading activity, the closing of ether trading platforms due to fraud, failure, security breaches or otherwise, and the fact that supply and demand forces at work in the secondary trading market for Shares are related, but not identical, to the supply and demand forces influencing the market price of ether.

An Authorized Participant may be able to create or redeem a Basket at a discount or a premium to the public trading price per Share and the Trust will therefore maintain its intended fractional exposure to a specific amount of ether per Share.

Shareholders also should note that the size of the Trust in terms of total ether held may change substantially over time and as Baskets are created and redeemed.

In the event that the value of the Trust’s ether holdings or ether holdings per Share is incorrectly calculated, neither the Sponsor nor the Administrator will be liable for any error and such misreporting of valuation data could adversely affect the value of the Shares.

Regulatory Risk

As ether and digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies have been examining the operations of digital asset networks, digital asset users and the digital asset spot market. Many of these state and federal agencies have brought enforcement actions and issued advisories and rules relating to digital asset markets. The SEC had charged certain large U.S. digital asset trading platforms of supporting trading and settlement of securities in violation of the U.S. federal securities laws. Specifically, the SEC alleged that these exchanges are operating as unregistered securities exchanges, brokers and clearing agencies. For example, on June 5, 2023, the SEC filed lawsuits against cryptocurrency exchanges Coinbase and Binance alleging, among other things, their operation of an unlicensed securities exchange. Although the SEC has not alleged that ether is a security, the outcome of these enforcement actions and others may result in the substantial restructuring of the digital asset market in the United States. Moreover, until these actions are resolved, the structure of the digital asset market in the United States will remain subject to substantial regulatory risk, which may impact the demand for digital assets and the continued availability of existing exchanges and offerings. The U.S. Congress is also actively preparing new legislation to address certain market structure issues relating to digital assets and stablecoins. The outcome of this legislation is unknown. Both the outcome of the pending SEC enforcement actions and federal legislation are highly uncertain and may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares and/or the ability of the Trust to continue to operate.

Although neither the SEC nor the CFTC has exerted direct authority over ether or ether spot trading activity, the SEC and CFTC have broad authority over the regulation of issuances of securities (including digital asset securities) and commodity interests (including derivative instruments utilizing or referencing digital assets). The SEC and CFTC’s engagement with the digital asset industry has had a material impact on the development of digital asset markets, including initial coin offerings, margin trading, regulated and unregulated derivatives markets, and decentralized finance markets. For example, the SEC has issued guidance as to the application of the securities laws to digital assets and initiated enforcement actions against certain digital asset issuers and offerings on the basis that such digital assets and offerings are securities under U.S. securities laws. In these actions, the SEC reasoned that the unregistered offer and sale of digital assets can, in certain circumstances, including ICOs, be considered an illegal public offering of securities. Similarly, the CFTC, together with the Department of Justice, has initiated enforcement actions against digital asset trading platforms relating to violations of the CEA, on the basis that such platforms engaged in illegal, off-exchange retail commodity transactions in digital assets and digital asset derivative transactions. Further enforcement actions against participants in the digital asset industry could have negative impacts on the price of digital assets, including ether.

In August 2021, the previous chair of the SEC, stated that he believed investors using digital asset trading platforms are not adequately protected, and that activities on the platforms can implicate the securities laws, commodities laws and banking laws, raising a number of issues related to protecting investors and consumers, guarding against illicit activity, and ensuring financial stability. It is not possible to predict whether the U.S. Congress will grant additional authorities to the SEC or other regulators, what the nature of such additional authorities might be, how they might impact the ability of digital assets markets to function or how any new regulations that may flow from such authorities might impact the value of digital assets generally and ether held by the Trust specifically.

On January 21, 2025, the SEC’s acting Chairman Mark T. Uyeda announced the SEC Crypto Task Force. The task force has an objective of developing a comprehensive and clear regulatory framework for crypto assets. Following the task force announcement, on January 23, 2025, President Trump executed the Strengthening American Leadership in Digital Financial Technology Executive Order. It is currently unknown how the actions or recommendations of the task force and this Executive Order or future governmental actions may impact the status of ether or any other digital asset as a “security” or how ether or the Trust would be treated under any new or revised regulatory framework.

In addition to the SEC’s actions targeting digital assets and trading platforms directly, the SEC has also targeted regulated investments that provide exposure to digital assets indirectly. For example, in a letter regarding the SEC’s review of proposed rule changes to list and trade shares of certain ether-related investment vehicles on public markets, the SEC staff stated that it has significant investor protection concerns regarding the markets for digital assets, including the potential for market manipulation and fraud. In March 2018, it was reported that the SEC was examining as many as 100 investment funds with strategies focused on digital assets. The reported focus of the examinations is on the accuracy of risk disclosures to investors in these funds, digital asset pricing practices, and compliance with rules meant to prevent the theft of investor funds, as well as on information gathering so that the SEC can better understand new technologies and investment products.

In May 2025, the staff of the Division of Trading and Markets of the SEC released guidance in the form of frequently asked questions relating to crypto asset activities. The SEC staff’s guidance addressed several key points for broker-dealers acting as Authorized Participants. According to the guidance, broker-dealers may custody non-security crypto assets and may treat crypto asset securities as being held at a permissible “control location” under 1934 Act Rule 15c3-3(c). The guidance also clarified that broker-dealers may conduct non-security crypto asset businesses, including facilitating transactions in crypto asset securities that settle in crypto rather than cash. In addition, broker-dealers may hold crypto assets as proprietary positions for net capital purposes, subject to applicable haircuts and other limitations. Furthermore, the SEC staff indicated that broker-dealers may engage in in-kind creations and redemptions for spot crypto exchange-traded products. However, this guidance is non-binding, and may be modified, superseded, or withdrawn at any time without notice, as emphasized in the guidance. Additionally, there is no guarantee that Authorized Participants will actually transact in-kind at all despite this guidance.

OFAC has added digital currency addresses to the list of Specially Designated Nationals whose assets are blocked, and with whom U.S. persons are generally prohibited from dealing. Such actions by OFAC, or by similar organizations in other jurisdictions, may introduce uncertainty in the market as to whether ether that has been associated with such addresses in the past can be easily sold. This “tainted” ether may trade at a substantial discount to untainted ether. Reduced fungibility in the ether markets may reduce the liquidity of ether and therefore adversely affect its price.

In December 2020, FinCEN, a bureau within the U.S. Treasury Department, proposed a rule that would require financial institutions to submit reports, keep records, and verify the identity of customers for certain transactions to or from so-called “unhosted” wallets, also commonly referred to as self-hosted wallets. In May 2021, the U.S. Department of Treasury proposed new rules potentially requiring businesses to record transactions in digital assets that exceed $10,000 in value. It remains unclear if these proposed rules will ultimately be adopted.

President Trump’s January 23, 2025 Executive Order, titled “Strengthening American Leadership in Digital Financial Technology, aimed to reorient the federal government’s approach to digital assets. The Executive Order emphasized the importance of the digital asset industry in innovation and economic development, and outlined policies to support the growth and use of digital assets, blockchain technology and related technologies. President Trump’s order also revoked former President Biden’s March 9, 2022 Executive Order, titled, “Responsible Development of Digital Assets” and the U.S. Department of Treasury’s July 7, 2022 “Framework for International Engagement of Digital Assets” and all policies, directives and guidance issued pursuant to those items produced by the previous administration. The consequences of federal regulation of digital assets and digital asset activities could have a material adverse effect on the Trust and the Shares. If the Sponsor determines not to comply with such regulatory and registration requirements, it may seek to cease certain or all of the Trust’s operations. Any such action could have a material adverse effect on our business, financial condition and results of operations.

The entire cryptocurrency industry experienced a significant drawdown in 2022, particularly throughout the latter half of the year. The decline was due to numerous factors, including a slowing macroeconomic environment, rising interest rates, expiring pandemic financial assistance, and the public collapse of several major industry participants, including Three Arrows Capital, Voyager, Celsius, and most recently, FTX and Genesis. The cryptocurrency industry’s turbulent drawdown in 2022 is expected to draw increased regulatory scrutiny from the U.S. Congress, SEC, and CFTC.

Under regulations from the New York State Department of Financial Services (“NYDFS”), businesses involved in certain digital asset business activity involving New York or a New York resident must apply for a license, commonly known as a BitLicense, from the NYDFS and must comply with anti-money laundering, cyber security, consumer protection, and financial and reporting requirements, among others. As an alternative to a BitLicense, a firm can apply for a charter to become a limited purpose trust company under New York law qualified to engage in digital asset business activity. Other states have considered or approved digital asset business activity statutes or rules, passing, for example, regulations or guidance indicating that certain digital asset business activities constitute money transmission requiring licensure. The regulation of digital asset activity under state money transmission laws varies substantially. Differences between state regimes increase the complexity and compliance burden of operating digital asset businesses across the U.S., which may affect consumer adoption of ether and its price. In an attempt to address these issues, the Uniform Law Commission passed a model law in July 2017, the Uniform Regulation of Virtual Currency Businesses Act, which has many similarities to the BitLicense and features a multistate reciprocity licensure feature, wherein a business licensed in one state could apply for accelerated licensure procedures in other states. As of December 31, 2025, only California, Louisiana and Rhode Island have adopted the model law, while Iowa has introduced the model law. It is still unclear; however, how many states will ultimately adopt some or all of the model legislation.

In 2025, Congress undertook significant legislative efforts to address the rapidly evolving landscape of digital assets and cryptocurrencies, culminating in the passage of two landmark bills: the Digital Asset Market Clarity Act of 2025 (the “CLARITY Act”) and the Guiding and Establishing National Innovation for U.S. Stablecoins Act (the “GENIUS Act”). These legislative actions represent the first comprehensive federal frameworks for the regulation of digital assets and stablecoins in the United States.

The CLARITY Act, which was passed by the House of Representatives but awaits consideration by the Senate, was designed to resolve longstanding regulatory uncertainty regarding the classification and oversight of digital assets. The CLARITY Act establishes a clear framework for distinguishing between digital assets that are securities, commodities, or payment stablecoins. It delineates the respective jurisdictions of the SEC and the CFTC, granting the CFTC exclusive authority over “digital commodities” and the SEC authority over “digital securities.” The CLARITY Act also introduces criteria for determining when a digital asset is sufficiently decentralized to be treated as a commodity rather than a security.

In addition, the CLARITY Act imposes registration requirements and operational standards for digital asset intermediaries, including exchanges, brokers, and dealers. It mandates consumer protection measures, anti-money laundering (AML) and countering the financing of terrorism (CFT) compliance, and enhanced disclosure obligations. The Act aims to foster innovation while providing market participants with greater regulatory certainty and aligning U.S. policy with emerging international standards.

The GENIUS Act, signed into law in July 2025, establishes the first federal regulatory framework for the issuance and operation of payment stablecoins—digital assets designed to maintain a stable value relative to a fiat currency, such as the U.S. dollar. The GENIUS Act requires that all payment stablecoins be fully backed on a one-to-one basis by high-quality liquid assets, such as U.S. dollars or short-term U.S. Treasury securities, and subjects issuers to rigorous reserve, audit, and disclosure requirements.

The GENIUS Act introduces a dual licensing regime, allowing stablecoin issuers to operate under either federal or state regulatory oversight, provided that state regimes are “substantially similar” to federal standards. Issuers with more than $10 billion in outstanding stablecoins must obtain a federal license. The GENIUS Act also imposes strict AML, sanctions compliance, and consumer protection obligations, including prioritizing stablecoin holders’ claims in the event of issuer insolvency. Notably, the Act prohibits non-financial public companies from issuing stablecoins without special approval and restricts the payment of interest or yield on stablecoins.

These legislative efforts were accompanied by additional measures, such as the Anti-CBDC Surveillance State Act, which prohibits the Federal Reserve from issuing a retail central bank digital currency without congressional authorization. While the CLARITY Act and the GENIUS Act represent significant progress toward a comprehensive regulatory regime for digital assets, substantial uncertainty remains regarding the implementation and interpretation of these new laws. The effectiveness of these frameworks will depend on subsequent rulemaking by federal and state regulators, interagency coordination, and the evolving approach to enforcement. Market participants may face transitional risks as regulatory standards are developed and applied, and there is potential for further legislative or regulatory changes as the digital asset ecosystem continues to evolve.

The continued evolution of federal, state and foreign government regulators and policymakers will continue to impact the viability and success of digital asset markets, broadly, and ether, specifically.

Shareholders do not have the protections associated with ownership of shares in an investment company registered under the 1940 Act or commodity pools under the Commodity Exchange Act.

The 1940 Act establishes a comprehensive federal regulatory framework for investment companies. Regulation of investment companies under the 1940 Act is designed to, among other things: prevent insiders from managing the companies to their benefit and to the detriment of public investors; prevent the inequitable or discriminate issuance of investment company securities and prevent the use of unsound or misleading methods of computing asset values. For example, registered investment companies subject to the 1940 Act must have a board of directors, a certain minimum percentage of whom must be independent (generally, at least a majority). Further, after an initial two-year period, such registered investment companies’ advisory and sub-advisory contracts must be annually reapproved by a majority of (1) the entire board of directors and (2) the independent directors. Additionally, such registered investment companies are subject to prohibitions and restrictions on transactions with their affiliates and required to maintain fund assets with special types of custodians (generally, banks or broker-dealers). Moreover, such registered investment companies are subject to significant limits on the use of leverage, as well as limits on the form of capital structure and the types of securities a registered fund can issue.

The Trust is not registered as an investment company under the 1940 Act, and the Sponsor believes that the Trust is not permitted or required to register under such act. Consequently, Shareholders do not have the regulatory protections provided to investors in investment companies.

The Trust will not hold or trade in commodity interests regulated by the CEA, as administered by the CFTC. Furthermore, the Sponsor believes that the Trust is not a commodity pool for purposes of the CEA, and that neither the Sponsor nor the Trustee is subject to regulation by the CFTC as a commodity pool operator or a commodity trading advisor in connection with the operation of the Trust. Consequently, Shareholders will not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools.

Future and current regulations by a United States or foreign government or quasi-governmental agencies could have an adverse effect on an investment in the Trust.

The regulation of ether and related products and services continues to evolve, may take many different forms and will, therefore, impact ether and its usage in a variety of manners. The inconsistent, unpredictable, and sometimes conflicting regulatory landscape may make it more difficult for ether businesses to provide services, which may impede the growth of the ether economy and have an adverse effect on consumer adoption of ether. There is a possibility of future regulatory change altering, perhaps to a material extent, the nature of an investment in the Trust or the ability of the Trust to continue to operate. Additionally, changes to current regulatory determinations of ether’s status as not being a security, changes to regulations surrounding ether futures or related products, or actions by a United States or foreign government or quasi-governmental agencies exerting regulatory authority over ether, the Ethereum network, ether trading, or related activities impacting other parts of the digital asset market, may adversely impact ether and therefore may have an adverse effect on the value of your investment in the Trust.

Ether and other digital assets currently face an uncertain regulatory landscape in many foreign jurisdictions such as the European Union, China, the United Kingdom, Australia, Japan, Russia, Israel, Poland, India, Hong Kong, Canada and Singapore. Cybersecurity attacks by state actors, particularly for the purpose of evading international economic sanctions, are likely to attract additional regulatory scrutiny to the acquisition, ownership, sale and use of digital assets, including ether. The effect of any existing regulation or future regulatory change on the Trust or ether is impossible to predict, but such change could be substantial and adverse to the Trust and the value of the Shares.

Various foreign jurisdictions have adopted, and may continue to adopt in the near future, laws, regulations or directives that affect ether, particularly with respect to ether spot markets, trading venues and service providers that fall within such jurisdictions’ regulatory scope. Such laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of ether by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the ether economy in these jurisdictions as well as in the United States and elsewhere, or otherwise negatively affect the value of ether, and, in turn, the value of the Shares.

Future regulations may require the Trust or the Sponsor to become registered, which may cause the Trust to liquidate.

Current and future legislation, SEC and CFTC rulemaking, and other regulatory developments may impact the manner in which ether is treated. While the SEC has not officially affirmed that ether is not a security under U.S. federal securities laws, public statements by senior officials at the SEC, including a June 2018 speech by the director of the SEC’s division of Corporation Finance, indicate that such officials do not believe that ether is a security; however, more recently, statements by other SEC officials have shown reluctance to agree with that assessment Such statements are not official policy statements by the SEC and reflect only the speaker’s views, which are not binding on the SEC or any other agency or court. If ether is determined to be a “security” under federal or state securities laws by the SEC or any other agency, or in a proceeding in a court of law or otherwise, it may have material adverse consequences for ether’s utility as a means of exchange and accordingly for its continued adoption. In the face of such developments, the required registrations and compliance steps may result in extraordinary, nonrecurring expenses to the Trust. Specifically, the Trust and the Sponsor may be subject to additional regulatory requirements including under the 1940 Act, and the Sponsor may be required to register as an investment adviser under the Investment Advisers Act. If the Sponsor determines not to comply with such additional regulatory and registration requirements, the Sponsor will terminate the Trust. Any such termination could result in the liquidation of the Trust’s ether at a time that is disadvantageous to Shareholders. Alternatively, compliance with these requirements could result in additional expenses to the Trust or significantly limit the ability of the Trust to pursue its investment objective. These additional requirements may result in extraordinary, recurring and/or nonrecurring expenses of the Trust, thereby materially and adversely impacting the Shares. If the Sponsor and/or the Trust determines not to comply with such additional regulatory and registration requirements, the Sponsor may terminate the Trust. Any such termination could result in the liquidation of the Trust’s ether at a time that is disadvantageous to Shareholders.

If regulatory changes or interpretations of an Authorized Participant’s, the Trust’s or the Sponsor’s activities require the regulation of an Authorized Participant, the Trust or the Sponsor as a money services business under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act or as a money transmitter or digital asset business under state regimes for the licensing of such businesses, an Authorized Participant, the Trust or the Sponsor may be required to register and comply with such regulations, which could result in extraordinary, recurring and/or nonrecurring expenses to the Authorized Participant, Trust or Sponsor or increased commissions for the Authorized Participant’s clients, thereby reducing the liquidity of the Shares.

To the extent that the activities of any Authorized Participant, the Trust or the Sponsor cause it to be deemed a “money services business” under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act, such Authorized Participant, the Trust or the Sponsor may be required to comply with FinCEN regulations, including those that would mandate the implementation of an anti-money laundering program, the submission of certain reports to FinCEN and the maintenance of certain records. Similarly, the activities of an Authorized Participant, the Trust or the Sponsor may require it to be licensed as a money transmitter or as a digital asset business, such as under NYDFS’ BitLicense regulation.

Such additional regulatory obligations may cause the Authorized Participant, the Trust or the Sponsor to incur Extraordinary Expenses. If the Authorized Participant, the Trust or the Sponsor decide to seek the required licenses, there is no guarantee that they will receive them in a timely manner. In addition, to the extent an Authorized Participant, the Trust, or the Sponsor is found to have operated without appropriate state or federal licenses, it may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties or other remediation, all of which could harm the reputation of the Authorized Participant, the Trust or the Sponsor and affect the value of the Shares. Furthermore, an Authorized Participant, the Trust, or the Sponsor may not be able to acquire necessary state licenses or be capable of complying with certain federal or state regulatory obligations applicable to money services businesses, money transmitters, and businesses engaged in digital asset activity in a timely manner. The Authorized Participant may also instead decide to terminate its role as Authorized Participant of the Trust, or the Sponsor may decide to terminate the Trust. Termination by the Authorized Participant may decrease the liquidity of the Shares, which may adversely affect the value of the Shares, and any termination of the Trust in response to the changed regulatory circumstances may be at a time that is disadvantageous to the Shareholders.

Tax Risk

The ongoing activities of the Trust may generate tax liabilities for Shareholders.

As described below under “United States Federal Income Tax Consequences—Taxation of U.S. Shareholders,” it is expected that each Shareholder will include in the computation of their taxable income their proportionate share of the taxable income and expenses of the Trust and amounts realized in connection with the use of ether or the sale of ether to pay Trust expenses or facilitate redemption transactions. The Trust does not anticipate making distributions to Shareholders, so any tax liability that a Shareholder incurs as a result of holding Shares will need to be satisfied from some other source of funds. Sales of ether to fund cash redemptions are expected to result in gains or losses, with such gains or losses expected to be treated as incurred by the Shareholder that is being redeemed. These gains or losses generally would equal the difference between the amount realized from the sale of the ether and the Shareholder’s tax basis for the portion of the Shareholder’s pro rata share of the ether held in the Trust that is sold to fund the redemption, as determined in the manner described above. A redemption of some or all of a Shareholder’s Shares in exchange for the cash received from such sale is not expected to be treated as a separate taxable event for the Shareholder. Shareholders receiving a redemption in kind will not generally be taxed on the distribution in kind. If a Shareholders sells Shares in order to raise funds to satisfy such a tax liability, the sale itself may generate additional taxable gain or loss.

The tax treatment of ether and transactions involving ether for United States federal income tax purposes may change.

Under current IRS guidance, ether is treated as property, not as currency, for U.S. federal income tax purposes and transactions involving payment in ether in return for goods and services are treated as barter exchanges. Such exchanges result in capital gain or loss measured by the difference between the price at which ether is exchanged and the taxpayer’s basis in the ether. However, because ether is a new technological innovation, because IRS guidance has taken the form of administrative pronouncements that may be modified without prior notice and comment, and because there is as yet little case law on the subject, the U.S. federal income tax treatment of an investment in ether or in transactions relating to investments in ether may change from that described in this Annual Report, possibly with retroactive effect. Any such change in the U.S. federal income tax treatment of ether may have a negative effect on prices of ether and may adversely affect the value of the Shares. In this regard, the IRS has indicated that it has made it a priority to issue additional guidance related to the taxation of virtual currency transactions, such as transactions involving ether. While it has started to issue such additional guidance, whether any future guidance will adversely affect the U.S. federal income tax treatment of an investment in ether or in transactions relating to investments in ether is unknown. Moreover, future developments that may arise with respect to digital currencies may increase the uncertainty with respect to the treatment of digital currencies for U.S. federal income tax purposes.

The tax treatment of ether and transactions involving ether for state and local tax purposes is not settled.

Because ether is a new technological innovation, the tax treatment of ether for state and local tax purposes, including, without limitation state and local income and sales and use taxes, is not settled. It is uncertain what guidance, if any, on the treatment of ether for state and local tax purposes may be issued in the future. A state or local government authority’s treatment of ether may have negative consequences, including the imposition of a greater tax burden on investors in ether or the imposition of a greater cost on the acquisition and disposition of ether generally. Any such treatment may have a negative effect on prices of ether and may adversely affect the value of the Shares.

A hard “fork” of the Ethereum Blockchain could result in Shareholders incurring a tax liability.

Except for cash temporarily held to pay Trust expenses, facilitate redemption transactions, or received in creation transactions, the Trust will only invest in ether. The Trust has no obligation to claim a digital asset created by a fork of the Ethereum network. The Sponsor will cause the Trust to irrevocably abandon any digital asset resulting from a fork in the Ethereum network (other than what the Sponsor determines to be ether). If the Trust were to change this policy, the Trust would need to seek and obtain certain regulatory approvals, including an amendment to the Trust’s registration statement and approval of an application by the Exchange to amend its listing rules. Under current IRS guidance, a hard fork resulting in the receipt of new units of cryptocurrency is a taxable event giving rise to ordinary income equal to the value of the new cryptocurrency. The Trust Agreement requires that if, despite abandoning such digital asset, the Trust receives or claims a forked asset, the Sponsor will cause the forked asset to be sold and have the proceeds distributed to the Shareholders. Such a sale will give rise to gain or loss, for U.S. federal income tax purposes, if the amount realized on the sale differs from the value of the new forked or air dropped asset at the time it was received by the Trust. A hard fork may therefore give rise to additional tax liabilities for Shareholders.

The intended tax treatment of the Trust will limit the flexibility of the Trust’s investment decisions.

The Trust is intended to be a grantor trust for Federal income tax purposes. A grantor trust is not permitted to change the investment of the Shareholders to take advantage of market fluctuations. Thus, the Sponsor may allow the Trust to hold when an actively managed fund would sell. The Sponsor may distribute proceeds when an actively managed fund would reinvest the proceeds. In addition, a fund treated as a grantor trust may not participate in trading or lending activity without raising a risk of change in status. This means that the returns of the Trust may be less than a successfully actively managed fund.

Other Risks

The Exchange on which the Shares are listed may halt trading in the Trust’s Shares, which would adversely impact a Shareholder’s ability to sell Shares.

The Trust’s Shares are listed for trading on the Exchange under the market symbol “FETH.” Trading in Shares may be halted due to market conditions or, in light of the Exchange rules and procedures, for reasons that, in the view of the Exchange, make trading in Shares inadvisable. In addition, trading is subject to trading halts or pauses caused by extraordinary market volatility pursuant to “circuit breaker” rules and/or “limit up/limit down” rules that require trading to be halted or paused for a specified period based on a specified market decline. Additionally, there can be no assurance that the requirements necessary to maintain the listing of the Trust’s Shares will continue to be met or will remain unchanged.

The liquidity of the Shares may also be affected by the withdrawal from participation of Authorized Participants, which could adversely affect the market price of the Shares.

In the event that one or more Authorized Participants or market makers that have substantial interests in the Trust’s Shares withdraw or “step away” from participation in the purchase (creation) or sale (redemption) of the Trust’s Shares, the liquidity of the Shares will likely decrease, which could adversely affect the market price of the Shares and result in Shareholders incurring a loss on their investment.

The market infrastructure of the ether spot market could result in the absence of active Authorized Participants able to support the trading activity of the Trust.

Ether is extremely volatile, and concerns exist about the stability, reliability and robustness of many spot markets where ether trade. In a highly volatile market, or if one or more spot markets supporting the ether market faces an issue, it could be extremely challenging for any Authorized Participants to provide continuous liquidity in the Shares. There can be no guarantee that the Sponsor will be able to find an Authorized Participant to actively and continuously support the Trust.

Shareholders that are not Authorized Participants may only purchase or sell their Shares in secondary trading markets, and the conditions associated with trading in secondary markets may adversely affect Shareholders’ investment in the Shares.

Only Authorized Participants may create or redeem Baskets. All other Shareholders that desire to purchase or sell Shares must do so through the Exchange or in other markets, if any, in which the Shares may be traded. Shares may trade at a premium or discount to the NAV per Share.

The Sponsor relies heavily on key personnel.

The Sponsor relies heavily on key personnel to manage its activities. These key personnel intend to allocate their time managing the Trust in a manner that they deem appropriate. If such key personnel were to leave or be unable to carry out their present responsibilities, it may have an adverse effect on the management of the Sponsor.

Shareholders have no right or power to take part in the management of the Trust. Accordingly, no investor should purchase Shares unless such investor is willing to entrust all aspects of the management of the Trust to the Trustee and the Sponsor.

Additionally, there can be no assurance that all of the personnel who provide services to the Trust will continue to be associated with the Trust for any length of time. The loss of the services of one or more such individuals could have an adverse impact on the Trust’s ability to realize its investment objective.

The Trust is new, and if it is not profitable, the Trust may terminate and liquidate at a time that is disadvantageous to Shareholders.

The Trust is new. If the Trust does not attract sufficient assets to remain open, or if the trust experiences excessive withdrawals, then the Trust could be terminated and liquidated at the direction of the Sponsor (or required to do so because it is delisted by the Exchange). Termination and liquidation of the Trust could occur at a time that is disadvantageous to Shareholders. When the Trust’s assets are sold as part of the Trust’s liquidation, the resulting proceeds distributed to Shareholders may be less than those that may be realized in a sale outside of a liquidation context.

Shareholders do not have the rights enjoyed by investors in certain other vehicles and may be adversely affected by a lack of statutory rights and by limited voting and distribution rights.

The Shares have limited voting and distribution rights. For example, Shareholders do not have the right to elect directors, the Trust may enact splits or reverse splits without Shareholder approval, and the Trust is not required to pay regular distributions, although the Trust may pay distributions at the discretion of the Sponsor.

Shareholders may be adversely affected by creation or redemption orders that are subject to postponement, suspension or rejection under certain circumstances.

The Trust may, in its discretion, suspend the right of creation or redemption or may postpone the redemption or purchase settlement date, for (1) any period during which an emergency exists as a result of which the fulfillment of a purchase order or the redemption distribution is not reasonably practicable, or (2) such other period as the Sponsor determines to be necessary for the protection of the Shareholders of the Trust. When determining whether such an emergency exists, the Sponsor may consider, among other things, the overall impact such emergency has had on price, volume, volatility and liquidity in ether markets; the Sponsor’s view on the how long such emergency will persist; and the Sponsor’s view on whether such emergency is likely to ease or worsen. An emergency could include, but is not limited to, situations where the Trust is unable to transact in ether or where the Trust is unable to value its ether holdings, such as a circumstance where a digital asset trading platform experiences technical failure, power outage, network error or other circumstance resulting in a market-wide halt to trading, or the Trust is unable to access the ether in the Trust’s ether custody account at the Custodian due to technical or operating issues at the Trust or the Custodian. Such disruptions may have an effect on overall ether liquidity or cause price spreads of ether to widen, which may have a detrimental effect on the value of the Shares.

In addition, the Trust may reject a redemption order if the order is not in proper form as described in the Authorized Participant Agreement or if the fulfillment of the order might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming Authorized Participant. Suspension of creation privileges may adversely impact how the Shares are traded and arbitraged on the secondary market, which could cause them to trade at levels materially different (premiums and discounts) from the fair value of their underlying holdings.

Furthermore, in connection with an In-Kind Creation Order (as defined below), if an Authorized Participant Designee fails to deliver ether in accordance with the Trust’s creation and redemption procedures as described herein and in the relevant Authorized Participant Agreement, the Sponsor may convert such In-Kind Creation Order to a Cash Creation Order. In such an event, an Authorized Participant will be solely responsible for delivering the Basket Cash Amount to the Trust.

Shareholders may be adversely affected by an overstatement or understatement of the NAV calculation of the Trust due to the valuation methodology employed on the date of the NAV calculation.

If the Index is not available or the Sponsor determines, in its sole discretion, that the Index should not be used, the Trust’s ether investments may be valued using techniques other than reliance on the price established by the Index. The value established by using the Index may be different from what would be produced through the use of another methodology. Ether valued using techniques other than those employed by the Index, including ether investments that are “fair valued,” may differ from the value established by the Index.

The Trust Agreement includes provisions that limit Shareholders’ voting rights and restrict Shareholders’ right to bring a derivative action.

Under the Trust Agreement, Shareholders generally have no voting rights and the Trust will not have regular Shareholder meetings. Shareholders take no part in the management or control of the Trust. Accordingly, Shareholders do not have the right to authorize actions, appoint service providers or take other actions as may be taken by shareholders of other trusts or companies where shares carry such rights. The Sponsor may take actions in the operation of the Trust that may be adverse to the interests of Shareholders and may adversely affect the value of the Shares.

Moreover, pursuant to the terms of the Trust Agreement, Shareholders’ statutory right under Delaware law to bring a derivative action (i.e., to initiate a lawsuit in the name of the Trust in order to assert a claim belonging to the Trust against a fiduciary of the Trust or against a third-party when the Trust’s management has refused to do so) is restricted. Under Delaware law, a shareholder may bring a derivative action if the shareholder is a shareholder at the time the action is brought and either (i) was a shareholder at the time of the transaction at issue or (ii) acquired the status of shareholder by operation of law or the Trust’s governing instrument from a person who was a shareholder at the time of the transaction at issue. Additionally, Section 3816(e) of the Delaware Statutory Trust Act specifically provides that a “beneficial owner’s right to bring a derivative action may be subject to such additional standards and restrictions, if any, as are set forth in the governing instrument of the statutory trust, including, without limitation, the requirement that beneficial owners owning a specified beneficial interest in the statutory trust join in the bringing of the derivative action.” In addition to the requirements of applicable law and in accordance with Section 3816(e), the Trust Agreement provides that no Shareholder will have the right, power or authority to bring or maintain a derivative action, suit or other proceeding on behalf of the Trust unless two or more Shareholders who (i) are not “Affiliates” (as defined in the Trust Agreement) of one another and (ii) collectively hold at least 10.0% of the outstanding Shares join in the bringing or maintaining of such action, suit or other proceeding. This provision applies to any derivative actions brought in the name of the Trust other than claims under the federal securities laws and the rules and regulations thereunder.

Due to this additional requirement, a Shareholder attempting to bring or maintain a derivative action in the name of the Trust will be required to locate other Shareholders with which it is not affiliated and that have sufficient Shares to meet the 10.0% threshold based on the number of Shares outstanding on the date the claim is brought and thereafter throughout the duration of the action, suit or proceeding. This may be difficult and may result in increased costs to a Shareholder attempting to seek redress in the name of the Trust in court. Moreover, if Shareholders bringing a derivative action, suit or proceeding pursuant to this provision of the Trust Agreement do not hold 10.0% of the outstanding Shares on the date such an action, suit or proceeding is brought, or such Shareholders are unable to maintain Share ownership meeting the 10.0% threshold throughout the duration of the action, suit or proceeding, such Shareholders’ derivative action may be subject to dismissal. As a result, the Trust Agreement limits the likelihood that a Shareholder will be able to successfully assert a derivative action in the name of the Trust, even if such Shareholder believes that he or she has a valid derivative action, suit or other proceeding to bring on behalf of the Trust.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Overview

The Sponsor, Fidelity Management & Research LLC, and their respective affiliates operating as a business organization (collectively, “Fidelity”) and its Enterprise Cybersecurity organization, on behalf of the Trust, have established a risk management program which includes processes to identify, assess, and manage cybersecurity risks, including material risks from cybersecurity threats, and to put in place appropriate controls to mitigate these risks and reduce the potential impact to the Trust and its Shareholders. The Trust does not have any employees and relies upon Fidelity and its Enterprise Cybersecurity organization for the Trust’s day-to-day operations and to establish strategies, policies, and standards for the security of, and operations in, cyberspace.

Management of cybersecurity risk is a key area of focus for the Enterprise Cybersecurity organization, as threat actors continue to target Fidelity with sophisticated, ever-evolving attacks. Enterprise Cybersecurity’s mission is to protect Fidelity and its customers from these attacks and other cyber incidents through risk optimization, policies, controls, technical capabilities, and employee training and awareness on risks, policies and standards. As Enterprise Cybersecurity implements measures to address cyber risk, it also continuously reviews its resources to better enhance security of systems, networks, data, and other technology.

The potential impact of risks from cybersecurity threats on the Trust are assessed on an ongoing basis. These risks are regularly evaluated to determine if they could materially affect the Trust’s business strategy, operational results, and financial condition. During the reporting period, Fidelity did not identify any material risks from cybersecurity threats that have materially affected or are reasonability likely to materially affect the Trust, including its day-to-day operations, financial condition, or business strategies.

While Fidelity will continue to enhance its approach to address cybersecurity risk, it is possible that it will not be successful in preventing or mitigating a future cybersecurity incident that could have a material impact on Fidelity or the Trust’s operations, financial condition, and business strategies.

Third Party Risk and Engagement

The Trust depends on and engages various third parties, including suppliers, vendors, and service providers, to operate its business. Third party incidents, such as supply chain attacks, ransomware operations, or insider misconduct, could result in a material impact to the Trust through the compromise of sensitive information or system failures. To address these risks, Fidelity has a vendor oversight program which includes periodic reviews of the cyber controls of third-party service providers, with the frequency of such reviews generally based on the nature of the Trust’s information processed by the vendor and the vendor’s criticality to business operations.

Independent Assessment of Controls

On behalf of the Trust, Fidelity engages third-party consultants to assess, identify, and/or manage material risks from cybersecurity threats. For example, Fidelity engages third-party consultants to perform audits of its cybersecurity measures and risk management processes, including those applicable to Trust. Fidelity has also hired qualified independent assessors to review applicable security controls in accordance with the American Institute of Certified Public Accountants’ System and Organization Controls assurance programs. Additionally, Fidelity utilizes third-party consultants with specific areas of cybersecurity expertise to review and report on various aspects of its cybersecurity program, including those applicable to the Trust. The results of these consulting engagements are shared with the Sponsor as part of periodic reporting.

Monitoring Emerging Threats

Threat actors’ utilization of emerging and new technologies such as Artificial Intelligence to enhance cyber-attacks is an ongoing risk. Fidelity’s Cyberthreat Intelligence (CTI) unit within Enterprise Cybersecurity is designed to alert stakeholders, control owners, and decision-makers of emerging cyber threats to Fidelity infrastructure, vendors, and clients. CTI operates via a follow-the-sun approach, monitoring criminal, nation-state, hacktivist, and insider groups and their use of these technologies to carry out attacks.

CTI utilizes information gathered from public and private sources, including industry groups such as the U.S. Cybersecurity and Infrastructure Security Agency and the Financial Services Information Sharing and Analysis Center. The organization analyzes such information and incorporates threat actors’ tactics, techniques, and procedures into the program’s security monitoring and detection tools and processes.

Organization and Management

Fidelity Enterprise Cybersecurity is comprised of several product areas that are designed to defend against attack, damage, and unauthorized action to information, data, and systems. Among these functions are:

Detect and Respond, which is responsible for delivering global cybersecurity operations, intelligence, and analytics to ensure data confidentiality, integrity, and availability for Fidelity and its customers. This product area utilizes the latest tools and technology to monitor Fidelity’s environment for signs of suspicious activity, as well as proactively detect and hunt for the latest cyber threats. Key functions include the Security Operations Center, Threat Intelligence, Insider Threat, and Endpoint Security.

The Information Security Office, which is a team that assists with the migration and implementation of Enterprise Cybersecurity policy into each of the firm’s business units. Each Fidelity business unit has a dedicated Information Security Office team that partners with the business on cyber client engagement, security advisory, risk reduction, regulatory compliance, and education and awareness.

Application and Infrastructure Security, which is responsible for identifying, assessing, and mitigating risks posed by software vulnerabilities, malware, and configuration exposures in Fidelity’s applications and technology infrastructure. This product area focuses on critical functions such as vulnerability scanning, penetration testing, and vendor application remediation, enabling Fidelity to address risks from vulnerabilities before they are exploited.

Enterprise Cybersecurity also employs several teams that work together and are responsible for enabling Fidelity with a persistent readiness posture through comprehensive cyber risk management from risk identification through remediation. These teams include Cyber Risk, Cyber Controls & Policy, and Cyber Regulatory & Audit. Together, these teams provide a foundation and framework for the Enterprise Cybersecurity organization to align with industry standards, meet regulatory expectations, and adjust to changing risks.

Governance and Oversight

The Sponsor, in conjunction with Fidelity’s Enterprise Cybersecurity organization, provides strategic oversight regarding cybersecurity risks and threats to the Trust. The Sponsor’s Compliance and Risk Management Committee (“CRMC”), comprised of various officers of the Sponsor and the broader Fidelity organization, receives and reviews periodic reports from senior executives in Fidelity’s Enterprise Cybersecurity Organization, including Fidelity’s Chief Information Security Officer (“CISO”) and members of the CISO’s staff. These reports contain information about risks from cybersecurity threats, including results of independent reviews of the cybersecurity program, summaries of recent threat intelligence assessments, progress on key initiatives and strategies, and updates on recent regulatory activities, including new regulations and examinations.

The CRMC is responsible for assessing and managing material risks from cybersecurity threats. In connection with the Trust's reliance on Fidelity and its Enterprise Cybersecurity organization, the CRMC relies on the cybersecurity expertise of Fidelity’s CISO and members of the CISO’s staff to assist in assessing and managing the Trust's material risks from cybersecurity threats. Fidelity’s CISO has over thirty years of experience as a technology and information risk management leader, holding global senior management roles with large, diversified financial services companies. He has served as Fidelity’s CISO since May 2024. He reports to Fidelity’s Head of Technology and Global Services.

The Sponsor is informed about cybersecurity incidents, including material cybersecurity incidents, impacting the Trust. The Sponsor monitors the prevention, detection, mitigation, and remediation of such incidents, including through the receipt of notifications from service providers and reliance on communications with risk management, legal, cybersecurity, information technology, and/or compliance personnel of Fidelity. In conjunction with Fidelity’s Enterprise Cybersecurity organization, the Sponsor, on behalf of the Trust, also participates in regular testing of applicable incident response processes to ensure appropriate escalation, mitigation, communication, and reporting processes are in place.

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

As of February 20, 2026, there was one DTC participating shareholder of record of the Trust. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

The Trust made no distributions to Shareholders during the year ended December 31, 2025. The Trust has no obligation to make periodic distributions to Shareholders.

b)
Not applicable.
c)
The Trust does not purchase Shares directly from its shareholders. The following table summarizes the redemptions by Authorized Participants during the three months ended December 31, 2025:

Title of Securities Registered*	Date	Total Number of Shares Redeemed	Average Price Per Share
Fidelity® Ethereum Fund
Shares
	10/01/2025 to 10/31/2025	12,275,000	$40.18
	11/01/2025 to 11/30/2025	7,925,000	$31.58
	12/01/2025 to 12/31/2025	3,500,000	$30.02

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

The Administrator calculates the Trust’s NAV once each Exchange trading day. The Trust’s NAV for a normal trading day is released after 4:00 p.m. Eastern time (“EST”). Trading during the core trading session on the Exchange typically closes at 4:00 p.m. EST. However, the Trust’s NAVs are not officially struck until after 4:00 p.m. EST. The pause after 4:00 p.m. EST provides an opportunity for the Sponsor to algorithmically detect, flag, investigate, and correct unusual pricing should it occur. The Sponsor has established a Valuation and Liquidity Committee to carry out the day-to-day fair valuation responsibilities and has adopted policies and procedures to govern the fair valuation process and the activities of the Valuation and Liquidity Committee. If the Valuation and Liquidity Committee determines in good faith that the Index does not reflect an accurate ether price, then the Valuation and Liquidity Committee instructs the Administrator to employ an alternative method to determine the fair value of the Trust’s assets. In determining an alternative fair value method, the Valuation and Liquidity Committee generally considers such criteria as observable market-based inputs, including market quotations and last sale information from third-party pricing services and/or trading platforms on which ether are traded. The Valuation and Liquidity Committee’s selection of third-party pricing services used considers the qualifications, experience, and history of the pricing services and whether their valuation methodologies and procedures are reasonably designed to produce prices that reflect fair value under the prevailing market conditions.

In addition, in order to provide updated information relating to the Trust for use by Shareholders and market professionals, a third-party financial data provider calculates and disseminates throughout the core trading session on each trading day an updated intraday indicative value (“IIV”). The IIV is calculated based on the Trust’s ether holdings and any other assets expected to comprise that day’s Trust’s NAV calculation. The third-party financial data provider uses the Blockstream Crypto Data Feed Streaming Level 1 as the pricing source for the spot ether. The Blockstream Crypto Data Feed Streaming Level 1 calculates an average of current ether price levels of the ether trading platforms that are available on its feed. The Trust will provide an IIV per Share updated every 15 seconds, as calculated by the Exchange or a third-party financial data provider during the Exchange’s regular trading hours of 9:30 a.m. to 4:00 p.m. EST (“Regular Trading Hours”). The IIV disseminated during Regular Trading Hours should not be viewed as an actual real-time update of the Trust’s NAV, which will be calculated only once at the end of each trading day as described herein.

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

Results of Operation

The Trust’s commencement of operations was July 23, 2024. The Trust had no operations prior to July 23, 2024, other than matters relating to its organization and the registration of the Shares under the 1933 Act.

The Year Ended December 31, 2025

The Trust’s net assets increased from $1.6 billion as of December 31, 2024, to $2.2 billion as of December 31, 2025. The change in the Trust's net assets resulted primarily from an increase in outstanding Shares, which rose from 47,175,000 as of December 31, 2024 to 74,550,000 as of December 31, 2025, as a result of 126,050,000 Shares (5,042 Baskets), being issued exceeding 98,675,000 Shares (3,947 Baskets) being redeemed during the year ended December 31, 2025, partially offset by a decrease in the price of ether, which fell 10.86% from $3,333.60 as of December 31, 2024 to $2,971.55 as of December 31, 2025.

The NAV per Share decreased 11.08% from $33.34 as of December 31, 2024 to $29.64 as of December 31, 2025. The Trust’s NAV per Share decreased 11.60% from $33.44 as of December 31, 2024 to $29.56 as of December 31, 2025.

The Trust’s NAV per Share of $48.12 at August 22, 2025, was the highest during the year ended December 31, 2025, compared with a low of $14.64 at April 8, 2025.

During the year ended December 31, 2025, the quantity of ether owned by the Trust and held by the ether custodian increased from 471,750 as of December 31, 2024, to 743,795 as of December 31, 2025. The increase in quantity is the result of the net increase from capital share transactions.

The net decrease in net assets resulting from operations for the year ended December 31, 2025, was $0.4 billion, resulting from a net unrealized appreciation on investment in ether of $0.1 billion and a net realized loss of $0.5 billion from the sale of the investment in ether for the redemption of Shares.

The Period Ended December 31, 2024

The Trust’s net assets increased from $4.4 million as of June 30, 2024, to $1.6 billion as of December 31, 2024. The change in the Trust’s net assets was driven by an increase in outstanding Shares, which rose from 125,000 as of June 30, 2024 to 47,175,000 as of December 31, 2024 as a result of 54,575,000 Shares (2,183 Baskets) being issued and 7,525,000 Shares (301 Baskets) being redeemed during the period July 23, 2024 (commencement of operations) through December 31, 2024 offset by a decrease in the price of ether, which fell 3.34% from $3,448.77 as of July 23, 2024 to $3,333.60 as of December 31, 2024.

The NAV per Share decreased 4.39% from $34.87 as of July 23, 2024 to $33.34 as of December 31, 2024. The Trust’s NAV per Share decreased 3.88% from $34.79 as of July 23, 2024 to $33.44 as of December 31, 2024.

The Trust’s NAV per Share of $40.75 at December 6, 2024, was the highest during the period July 23, 2024, through December 31, 2024, compared with a low of $22.24 at September 6, 2024.

During the period ended December 31, 2024, the quantity of ether owned by the Trust and held by the ether custodian increased from 1,250 as of June 30, 2024, to 471,750 as of December 31, 2024. The increase in quantity is the result of the net increase from capital share transactions.

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

Selected Operating Data

December 31, 2025
Price of ether on principal market (1)	$2,971.55
Index price (2)	$2,963.88

December 31, 2025
NAV per Share (3)	$29.64
Adjustment to NAV per Share	$(0.08)
Trust’s NAV per Share (4)	$29.56
(1)
The Trust performed an assessment of the principal market at 11:59:59 p.m., EST, on December 31, 2025.
(2)
Index Price as represented by the Index as of 4:00 p.m., EST, on the last business day of the period. The ether spot markets included in the Index as of the last business day of the period were Bitstamp, Coinbase, Crypto.com, Gemini, Kraken, and LMAX Digital.
(3)
The NAV per Share was calculated using the fair value of ether based on the principal market price at 11:59:59 p.m., EST, on December 31, 2025.
(4)
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

December 31, 2024
Price of ether on principal market (1)	$3,333.60
Index price (2)	$3,344.41

December 31, 2024
NAV per Share (3)	$33.34
Adjustment to NAV per Share	$0.10
Trust’s NAV per Share (4)	$33.44
(1)
The Trust performed an assessment of the principal market at 11:59:59 p.m., EST, on December 31, 2024.
(2)
Index Price as represented by the Index as of 4:00 p.m., EST, on the last business day of the period. The ether spot markets included in the Index as of the last business day of the period were Bitstamp, Coinbase, Gemini, itBit, Kraken, and LMAX Digital.
(3)
The NAV per Share was calculated using the fair value of ether based on the principal market price at 11:59:59 p.m., EST, on December 31, 2024.
(4)
The Trust’s NAV per Share is derived from the Index Price as represented by the Index as of 4:00 p.m., EST, on the last business day of the period. The Trust’s NAV per Share is calculated using a non-GAAP methodology. Refer to the “Overview of the Trust” and “Valuation of Ether and Computation of Net Asset Value” sections of Item 7 herein for a description of the Index methodology and calculation of the Trust’s NAV per Share

As of 4:00 p.m., EST, on the last business day of the quarter ended December 31, 2025, the Trust’s total value of ether based on the Index Price (non-GAAP methodology) was $2,204,520,518, a difference of $5,704,911 to the GAAP value, which was $2,210,225,429, and the total market value of the Trust’s ether based on the price of an ether at 4:00 p.m., EST, in the principal market (non-GAAP methodology) was $2,210,515,510, a difference of $290,081 to the GAAP value, which was $2,210,225,429.

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

The following chart illustrates the movement in the Index Price, the principal market price, and the Trust’s NAV per Share during the year ended December 31, 2025.

Movement in Index Price, Principal Market Price, and Trust's NAV per Share
60%
40%
20%
0%
-20%
-40%
-60%
January 2025
February 2025
March 2025
April 2025
May 2025
June 2025
July 2025
August 2025
September 2025
October 2025
November 2025
December 2025
Index Price
Price of ethereum on principal market
Trust's NAV per Share

During the year ended December 31, 2025, the Index Price has ranged from $1,465.30 on April 8, 2025, to $4,822.31 on August 24, 2025. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent ether spot markets individually or as a group.

During the year ended December 31, 2025, the 11:59:59 p.m. EST market price of ether, as reported on the Trust’s principal market, has ranged from 1,417.92 on April 8, 2025, to $4,787.51 on August 23, 2025.

Shares trade in the secondary market on the Exchange. Shares may trade in the secondary market at prices that are lower or higher relative to the Trust’s NAV per Share. The amount of the discount or premium in the trading price relative to the Trust’s NAV per Share may be influenced by various factors, including the number of Shareholders who seek to purchase or sell Shares in the secondary market and the liquidity of ether. The following chart sets out the historical closing prices for the Shares as reported by the Exchange and the Trust’s NAV per Share during the year ended December 31, 2025.

Trust's NAV per Share vs. Market Price per Share
$55
$50
$45
$40
$35
$30
$25
$20
$15
$10
January 2025
February 2025
March 2025
April 2025
May 2025
June 2025
July 2025
August 2025
September 2025
October 2025
November 2025
December 2025
Trust's NAV
Market Price per Share

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Trust is passively managed. The Trust does not utilize leverage, long-term debt, derivatives or any similar arrangements in seeking to meet its investment objectives or pay its expenses. The Trust does not engage in transactions in foreign currencies which could expose the Trust to foreign currency related market risk. The NAV of the Trust will change as fluctuations occur in the market price of the Trust’s ether holdings. The price of ether is volatile, and market movements of ether are difficult to predict. For details of Trust's NAV changes as a result of fluctuations in the market price of the Trust’s ether holdings refer to "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Analysis of Price Movements".

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of Fidelity Ethereum Fund

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of assets and liabilities, including the schedules of investment, of Fidelity Ethereum Fund (the "Trust") as of December 31, 2025 and 2024, and the related statements of operations, of changes in net assets and of cash flows for the year ended December 31, 2025 and for the period May 24, 2024 (seeding date) through December 31, 2024 including the related notes (collectively referred to as the "financial statements"). We also have audited the Trust’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2025 and 2024, and the results of its operations, the changes in its net assets and its cash flows for the year ended December 31, 2025 and for the period May 24, 2024 (seeding date) through December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Trust’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Trust’s financial statements and on the Trust’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Existence of and Rights to the Investment in Ether

As described in Note 2 to the financial statements, as of December 31, 2025, the fair value of the Trust’s investment in ether was $2.2 billion, with a respective cost basis of $2.1 billion. Due to the Trust’s classification as an investment company, investments in ether are recorded at their estimated fair value. As disclosed by management, digital assets, including ether, are controllable only by the possessor of both the unique public key and private key or keys relating to the “digital wallet” in which the digital asset is held. To the extent a private key is lost, destroyed or otherwise compromised and no backup of the private key is accessible, the Trust will be unable to access, and will effectively lose, the ether held in the related digital wallet.

The principal considerations for our determination that performing procedures relating to the existence of, and the Trust’s rights to, the investment in ether is a critical audit matter are (i) a high degree of auditor effort in performing procedures and evaluating audit evidence related to the existence of, and the Trust’s rights to, the investment in ether and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included the involvement of professionals with specialized skill and knowledge to assist in evaluating evidence of the effectiveness of the related-party custodian’s controls related to (i) reconciliation of the investment in ether from the related-party custodian’s records to the public blockchain and (ii) safeguarding of the investment in ether held by the related party custodian, including the generation of the private cryptographic keys and the storing of these keys. These procedures also included, among others (i) confirming the Trust’s investment in ether with the related-party custodian as of December 31, 2025 and comparing the information in the confirmation response to the Trust’s records; (ii) testing purchases and sales executed by the Trust related to the investment in ether for a sample of transactions by obtaining and inspecting source documents, such as related-party custodian statements, and bank statements, as well as whether the transactions were appropriately authorized by the Trust by obtaining and inspecting approval records; and (iii) the involvement of professionals with specialized skill and knowledge to assist in (a) comparing the investment in ether from the related-party custodian’s confirmation response to the public blockchain and (b) evaluating whether the Trust had access to the private cryptographic keys held by the related-party custodian by tracing certain withdrawal transactions to the public blockchain.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 25, 2026

We have served as the Trust's auditor since 2024.

Fidelity Ethereum Fund

Statements of Assets and Liabilities

(Amounts in 000’s of US$, except for share and per share data)	December 31, 2025	December 31, 2024
Assets
Investment in ether, at fair value (cost $2,050,114 and $1,540,471 as of December 31, 2025 and December 31, 2024, respectively)	$2,210,226	$1,572,626
Receivables from sales of ether	2,217	—
Receivables from issuance of capital shares	—	31,796
Total Assets	$2,212,443	$1,604,422
Liabilities
Payable for purchases of ether	—	31,796
Payable for capital shares redeemed	2,217	—
Sponsor fee payable	457	—
Total Liabilities	$2,674	$31,796
Commitments and Contingencies (Note 6)
Net Assets
Shares, no par value (unlimited shares authorized) 74,550,000 and 47,175,000 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	—	—
Paid-in-capital	2,641,179	1,581,741
Total distributable earnings (loss)	(431,410)	(9,115)
Total Net Assets	$2,209,769	$1,572,626
Net Asset Value per share (74,550,000 and 47,175,000 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively)	$29.64	$33.34

Values shown as $— in the Statement of Assets and Liabilities may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Ethereum Fund

Statements of Operations

(Amounts in 000’s of US$)	Year Ended December 31,
	2025	2024 (1)
Investment Income:
Investment income	$—	$—
Expenses:
Sponsor fee	4,599	644
Total Expenses Before Waiver	4,599	644
Sponsor fee waived	—	(644)
Net Expenses	4,599	—
Net Investment Income (Loss)	$(4,599)	$—
Net Realized and Change in Unrealized Gain (Loss) from:
Net realized gain (loss) on investment in ether sold for redemptions	(544,867)	(41,270)
Net realized gain (loss) on investment in ether transferred to pay the Sponsor fee	(786)	—
Net change in unrealized appreciation (depreciation) on investment in ether	127,957	32,155
Net Realized and Change in Unrealized Gain (Loss) on Investment in Ether	$(417,696)	$(9,115)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(422,295)	$(9,115)

(1) The period presented is from May 24, 2024 (seeding date) through December 31, 2024.

Values shown as $— in the Statement of Operations may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Ethereum Fund

Statements of Changes in Net Assets

(Amounts in 000’s of US$, except for shares)	Year Ended December 31,
	2025	2024 (1)
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$(4,599)	$—
Net realized gain (loss) on investment in ether sold for redemptions	(544,867)	(41,270)
Net realized gain (loss) on investment in ether transferred to pay the Sponsor fee	(786)	—
Net change in unrealized appreciation (depreciation) on investment in ether	127,957	32,155
Net Increase (Decrease) in Net Assets Resulting from Operations	$(422,295)	$(9,115)
Capital Share Transactions:
Shares issued	4,455,489	1,799,841
Shares redeemed	(3,396,051)	(218,100)
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	$1,059,438	$1,581,741
Total Increase (Decrease) in Net Assets	$637,143	$1,572,626
Net Assets, beginning of period	1,572,626	—
Net Assets, End of Period	$2,209,769	$1,572,626
Changes in Shares Outstanding:
Shares outstanding, beginning of period	47,175,000	—
Shares issued	126,050,000	54,700,001
Shares redeemed	(98,675,000)	(7,525,001)
Net Increase (Decrease) in Shares	27,375,000	47,175,000
Shares Outstanding, End of Period	74,550,000	47,175,000

(1) The period presented is from May 24, 2024 (seeding date) through December 31, 2024.

Values shown as $— in the Statement of Changes in Net Assets may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Ethereum Fund

Statements of Cash Flows

(Amounts in 000’s of US$)	Year Ended December 31,
	2025	2024 (1)
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(422,295)	$(9,115)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payments for purchases of ether	(4,301,756)	(1,737,370)
Proceeds from ether sold	3,263,255	187,425
Net realized (gain) loss on investment in ether sold for redemptions	544,867	41,270
Net realized (gain) loss on investment in ether transferred to pay the Sponsor fee	786	—
Net change in unrealized (appreciation) depreciation on investment in ether	(127,957)	(32,155)
Transfer of ether to pay the Sponsor fee	4,142	—
Increase (decrease) in Sponsor fee payable	457	—
Net Cash Provided by (Used in) Operating Activities	$(1,038,501)	$(1,549,945)
Cash Flows from Financing Activities:
Proceeds from issuance of capital shares	4,301,756	1,737,370
Cash paid for redemption of capital shares	(3,263,255)	(187,425)
Net Cash Provided by (Used in) Financing Activities	$1,038,501	$1,549,945
Cash
Net increase (decrease) in cash	$—	$—
Cash, beginning of the period	$—	$—
Cash, End of the Period	$—	$—

Supplemental Information and Non-Cash Financing Activities
Ether received for the issuance of capital shares	$54,950	$—

(1) The period presented is from May 24, 2024 (seeding date) through December 31, 2024.

Values shown as $— in the Statement of Cash Flows may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Ethereum Fund

Schedules of Investment

December 31, 2025

(Amounts in 000’s of US$, except for quantity of ether and percentages)
Investments (a)	Quantity of Ether	Cost	Fair Value	Percentage of Net Assets
Investment in ether
Global
Ether	743,795	$2,050,114	$2,210,226
Total Investment in ether		$2,050,114	$2,210,226	100.02%
Other Assets Less Liabilities			$(457)	(0.02)%
Total Net Assets			$2,209,769	100.00%
(a)
Non-income producing investment

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

Basis of Presentation

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and are stated in US dollars. The Trust qualifies as an investment company for accounting purposes pursuant to the accounting and reporting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”). The Trust uses fair value as its method of accounting for its investment in ether in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of 1940. The Trust operates as a single operating segment. The Trust's profit or loss, assets, and performance are regularly monitored and assessed as a whole by the Sponsor of the Trust, using the information presented in the financial statements and financial highlights.

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

The availability of valuation techniques and observable inputs can vary across investments and is affected by various factors, including the nature of the investment, whether the investment is new or unestablished in the marketplace, market liquidity and other investment specific characteristics. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, determining fair value requires more judgment. Because of the uncertainty inherent in valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the investments existed. Therefore, the degree of judgment exercised by management in determining fair value is greatest for investments categorized in Level 3.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Investment Transactions and Related Investment Income

The Trust records investment transactions in ether on a trade date basis. For financial reporting purposes, the Trust’s investment holdings and Paid-In-Capital include trades executed through the end of the last business day of the period. The Trust’s purchases are recorded at cost, including transaction fees, and are subsequently fair valued in accordance with the Trust’s fair valuation policy. Changes in fair value are reflected as the net change in unrealized appreciation (depreciation) on investment in ether. Realized gains and losses from investment transactions are determined on the basis of identified cost and reflected as net realized gain (loss) on investment in ether sold for redemptions and net realized gain (loss) on investment in ether transferred to pay the sponsor fee. The following tables summarize ether activity:

(Amounts in 000’s, except for quantity)	Quantity	Fair Value
Balance as of December 31, 2024	471,750	$1,572,626
Ether purchased	1,197,812	4,269,960
Ether received for the issuance of capital shares	18,458	54,950
Ether sold	(942,946)	(3,265,472)
Transfer of ether to pay the Sponsor fee	(1,279)	(4,142)
Net realized gain (loss)		(545,653)
Net change in unrealized (appreciation) depreciation on investment in ether		127,957
Balance as of December 31, 2025	743,795	$2,210,226

(Amounts in 000’s, except for quantity)	Quantity	Fair Value
Balance as of May 24, 2024 (Seeding date)	—	$—
Ether purchased	537,500	1,769,166
Ether sold	(65,750)	(187,425)
Net realized gain (loss)		(41,270)
Net change in unrealized (appreciation) depreciation on investment in ether		32,155
Balance as of December 31, 2024	471,750	$1,572,626

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

The Sponsor evaluates tax positions taken or expected to be taken in the course of its tax treatment, and its tax reporting to its shareholders, of these positions to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of December 31, 2025, the 2024 tax year remains open for examination. There were no examinations in progress at period end.

Expenses

Expenses are recorded as accrued. Expense estimates are accrued in the period to which they relate. Expenses included in the accompanying financial statements reflect the expenses of the Trust and do not include any expenses paid by the Sponsor or related entities outside of the Trust.

Recently Adopted Accounting Pronouncements

The Trust adopted FASB issued Accounting Standards Update (“ASU”) No. 2023-08, “Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets” (“ASU 2023-08”), effective for annual and interim reporting periods beginning after December 15, 2024. ASU 2023-08 requires entities to subsequently measure certain crypto assets at fair value, and changes in fair value must be recorded in net income in each reporting period. The Trust’s accounting and reporting under ASC 946 is materially consistent with these requirements. These financial statements include additional disclosures about the holdings of certain crypto assets required by ASU 2023-08 for annual reporting periods.

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

Custodian

Fidelity Digital Assets, N.A., an affiliate of the Sponsor, serves as the Trust’s ether custodian (the “Custodian”). Under the Custodial Services Agreement, the Custodian is responsible for safekeeping all of the ether owned by the Trust. The Custodian was selected by the Sponsor. The Sponsor is responsible for opening an account with the Custodian that holds the Trust’s ether, as well as facilitating the transfer or sale of ether required for the operation of the Trust. All fees and expenses incurred by the Trust related to services performed by the Custodian are borne by the Sponsor.

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

Sponsor Fee

On June 3, 2024, the Trust contractually agreed to pay the Sponsor a unified fee of 0.25% of the Trust’s Ether Holdings (the “Sponsor Fee”), effective as of the date of the registration statement. The Trust’s “Ether Holdings” is the quantity of the Trust’s ether plus any cash or other assets held by the Trust represented in ether as calculated using the Index price, less its liabilities (which include estimated accrued but unpaid fees and expenses) represented in ether as calculated using the Index price. The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Sponsor is obligated to assume and pay all fees and other expenses incurred by the Trust in the ordinary course of its affairs, excluding taxes, but including: (i) the fees of the Trust’s third-party service providers including, but not limited to, the Distributor, the Administrator, any custodian, the Transfer Agent, the Index Provider and the Trustee, (ii) the fees and expenses related to the listing, quotation or trading of the Shares on the Exchange (including customary legal, marketing and audit fees and expenses), (iii) legal fees and expenses incurred in the ordinary course, (iv) audit fees, (v) regulatory fees, including, if applicable, any fees relating to the registration of the Trust and Shares, including any ongoing filings related to the offering of Shares, under the Securities Act of 1933 (the “1933 Act”) or the 1934 Act, (vi) printing and mailing costs, (vii) costs of maintaining the Trust’s website and (viii) applicable license fees (each, a “Sponsor-paid Expense” and collectively, the “Sponsor-paid Expenses”), provided that any expense that qualifies as an Extraordinary Expense will be deemed to be an Extraordinary Expense and not a Sponsor-paid Expense. There is no cap on the amount of Sponsor-paid Expenses. The Sponsor has also assumed all fees and expenses related to the organization and offering of the Trust and the Shares.

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

Note 4: Fair Value Measurement

The Trust’s assets recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 2. The following table presents information about the Trust’s assets measured at fair value as of December 31, 2025 and 2024:

	December 31, 2025
(Amounts are in 000’s)	Level 1	Level 2	Level 3	Total
Investment in ether	$2,210,226	$—	$—	$2,210,226
Total Investments	$2,210,226	$—	$—	$2,210,226

	December 31, 2024
(Amounts are in 000’s)	Level 1	Level 2	Level 3	Total
Investment in ether	$1,572,626	$—	$—	$1,572,626
Total Investments	$1,572,626	$—	$—	$1,572,626

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

Note 8: Financial Highlights

The Trust is presenting the following financial highlights related to investment performance and operations of a Share outstanding for the year ended December 31, 2025 and for the period July 23, 2024 (commencement of operations) through December 31, 2024. The total return, at net asset value is based on the change in NAV of a Share during the period and the total return, at market value is based on the change in market value of a Share on the Exchange during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Year Ended December 31, 2025	For the Period July 23, 2024 (Commencement of Operations) Through December 31, 2024
Per Share Activity
Net Asset Value, beginning of period	$33.34	$34.87
Net investment income (loss) (1)	(0.08)	—
Net realized and change in unrealized gain (loss)	(3.62)	(1.53)
Net increase (decrease) in net assets resulting from operations	(3.70)	(1.53)
Net Asset Value, end of period	$29.64	$33.34
Market Value per Share, beginning of period	33.41	34.87
Market Value per Share, end of period	$29.61	$33.41
Total Return, at Net Asset Value (2)	(11.08)%	(4.41)%
Total Return, at Market Value (2)	(11.37)%	(4.20)%
Ratios to Average Net Assets
Net investment income (loss) (3)	(0.25)%	0.00%
Expenses, gross (3)	0.25%	0.24%
Expenses, net of waivers (3)	0.25%	0.00%
(1)
Based on average shares outstanding during the period.
(2)
Percentages are not annualized.
(3)
For the period July 23, 2024 (Commencement of Operations) through December 31, 2024, percentages are annualized.

Note 9: Subsequent Events

In preparation of the financial statements, management has evaluated the events and transactions subsequent to December 31, 2025, and determined that there are no subsequent events or transactions that would require adjustments to or disclosures in the Trust’s financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been disagreements between the Trust and its accountant on matters of accounting principles, practices, or financial statement disclosure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, as amended, management of the Sponsor, under the supervision and with the participation of the Sponsor’s President (principal executive officer) and Treasurer (principal financial and accounting officer), carried out an evaluation of the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report and determined that the Trust’s disclosure controls and procedures are effective as of December 31, 2025, the end of the period covered by the Annual Report.

Management’s Annual Report on Internal Control Over Financial Reporting

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

The Sponsor’s management, under the supervision and with the participation of the Sponsor's President (principal executive officer) and Treasurer (principal financial and accounting officer) assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2025. In making this assessment, the Sponsor's management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on this assessment, the Sponsor’s management concluded that the Trust's internal control over financial reporting was effective as of December 31, 2025.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There have been no changes in the Trust’s internal control over financial reporting that occurred during its most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Craig Brown, 1977, serves as Treasurer of the Sponsor. Mr. Brown is a Vice President in Fidelity’s Asset Management Treasurer’s Office, where he is responsible for oversight of regulatory matters as well as the financial reporting and accounting policy for the Fidelity funds. He also serves as Deputy Treasurer of the Fidelity Equity and High Income Funds. Previously, as Vice President, Mr. Brown led oversight of the Fidelity funds’ financial reporting, fund service providers, including custodian banks, and engagement with the funds’ independent registered public accounting firms. Prior to joining Fidelity in January 2013, Mr. Brown was an Assistant Treasurer with Sun Capital Advisors Trust and an Assistant Vice President with J.P. Morgan Fund Services.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See Item 11 above.

Item 14. Principal Accounting Fees and Services.

Fees for services performed by PricewaterhouseCoopers LLP (“PwC”) for the year ended December 31, 2025 and the period May 24, 2024 (seeding date) through December 31, 2024 were as follows:

	Year ended December 31, 2025	Year ended December 31, 2024
Audit Fees	$118,700	$89,800
Audit-Related Fees	—	—
Tax Fees	1,000	—
All Other Fees	—	—
Total:	$119,700	$89,800

Audit Fees for the years ended December 31, 2025 and 2024, associated with the annual audit and quarterly reports of the Trust’s financial statements and services that are normally provided in connection with statutory and regulatory filings.

Tax Fees for the year ended December 31, 2025 consist of all services performed by professional staff in the independent registered public accountant’s tax division except those services related to the audits.

Approval of Independent Registered Public Accounting Firm Services and Fees

The Sponsor approved all of the services provided by PwC described above. The Sponsor pre-approves all audit and allowed non‑audit services of the Trust’s independent registered public accounting firm, including all engagement fees and terms.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)
For a list of the financial statements included herein, see Index to the Financial Statements on page [75] of this Annual Report on Form 10-K, incorporated into this Item by reference.
(2)
Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the financial statements or the notes thereto.
(3)
Exhibits:

Exhibit Number	Description

3.1**	Certificate of Trust, incorporated by reference to Exhibit 3.2 of the Trust’s Registration Statement on Form S-1 (File No. 333-278249) filed on May 31, 2024.

4.1**	First Amended and Restated Trust Agreement, incorporated by reference to Exhibit 3.1 of the Trust’s Registration Statement on Form S-1 (File No. 333-278249) filed on June 21, 2024.

4.2**	Second Amended and Restated Trust Agreement, incorporated by reference to Exhibit 4.1 of the Trust’s Registration Statement on Form S-1 (File No. 333-278249 ) filed on July 21, 2025.

4.3**

Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, incorporated by reference to Exhibit 4.2 of the Trust’s Annual Report on Form 10-K (File No. 001- 42163) filed on March 14, 2025.

10.1**	Form of Initial Authorized Participant Agreement, incorporated by reference to Exhibit 10.1 of the Trust’s Registration Statement on Form S-1 (File No. 333-278249) filed on May 31, 2024.

10.2**

Amended and Restated Form of Initial Authorized Participant Agreement, incorporated by reference to Exhibit 10.1 of the Trust’s Registration Statement on Form S-1 (File No. 333-278249 ) filed on July 21, 2025.

10.3**	Distribution Agreement, incorporated by reference to Exhibit 10.2 of the Trust’s Registration Statement on Form S-1 (File No. 333-278249) filed on May 31, 2024.

10.4**	Custodial Services Agreement, incorporated by reference to Exhibit 10.3 of the Trust’s Registration Statement on Form S-1 (File No. 333-278249) filed on May 31, 2024.

10.5**	Administration Agreement, incorporated by reference to Exhibit 10.4 of the Trust’s Registration Statement on Form S-1 (File No. 333-278249) filed on May 31, 2024.

10.5.1**	Amendment to Administration Agreement, incorporated by reference to Exhibit 10.4.1 of the Trust's Registration Statement on Form S-1 (File No. 333-278249) filed on June 21, 2024.

10.6**	Transfer Agency Agreement, incorporated by reference to Exhibit 10.5 of the Trust’s Registration Statement on Form S-1 (File No. 333-278249) filed on May 31, 2024.

10.6.1**	Amendment to Transfer Agency and Service Agreement, incorporated by reference to Exhibit 10.5.1 of the Trust's Registration Statement on Form S-1(File No. 333-278249) filed on May 31, 2024.

10.7**	Sponsor Agreement, incorporated by reference to Exhibit 10.6 of the Trust’s Registration Statement on Form S-1 (File No. 333-278249) filed on June 21, 2024.

10.8**	Custodian Agreement, incorporated by reference to Exhibit 10.7 of the Trust’s Registration Statement on Form S-1 (File No. 333-278249) filed on May 31, 2024.

10.9**	Accession Agreement, incorporated by reference to Exhibit 10.8 of the Trust’s Registration Statement on Form S-1 (File No. 333-278249) filed on May 31, 2024.

14.1*	Fidelity Digital Asset Management Funds’ Code of Ethics for Principal Executive Officer and Principal Financial Officer.

23.1*	Consent of Independent Registered Accounting Firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Principal Financial and Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Fidelity Ethereum Fund Compensation Recovery Policy.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Previously filed.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned in the capacities* indicated, thereunto duly authorized.

FIDELITY ETHEREUM FUND

Date: February 25, 2026	By:	/s/ Cynthia Lo Bessette
	Name:	Cynthia Lo Bessette
	Title:	President (Principal Executive Officer)

FIDELITY ETHEREUM FUND

Date: February 25, 2026	By:	/s/ Craig Brown
	Name:	Craig Brown
	Title:	Treasurer (Principal Financial and Accounting Officer)

* The registrant is a trust and the persons are signing in their capacities as officers of FD Funds Management LLC, the Sponsor of the registrant.

1.9912509.101

ETH-10K-0226