Form 10-Q
period 2026-03-31
Fidelity Ethereum Fund
filed 2026-05-06
CIK 2000046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The registrant had 54,175,000 outstanding shares as of May 1, 2026

2

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Fidelity Ethereum Fund

Statements of Assets and Liabilities

(unaudited)

(Amounts in 000’s of US$, except for share and per share data)	March 31, 2026	December 31, 2025
Assets
Investment in ether, at fair value (cost $1,459,448 and $2,050,114 as of March 31, 2026 and December 31, 2025, respectively)	$1,212,386	$2,210,226
Receivables from sales of ether	—	2,217
Receivables from issuance of capital shares	1,568	—
Total Assets	1,213,954	2,212,443
Liabilities
Payable for purchases of ether	1,568	—
Payable for capital shares redeemed	—	2,217
Sponsor fee payable	264	457
Total Liabilities	1,832	2,674
Commitments and Contingencies (Note 6)
Net Assets
Shares, no par value (unlimited shares authorized) 57,850,000 and 74,550,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Paid-in-capital	2,305,968	2,641,179
Total distributable earnings (loss)	(1,093,846)	(431,410)
Total Net Assets	$1,212,122	$2,209,769
Net Asset Value per share (57,850,000 and 74,550,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively)	$20.95	$29.64

Values shown as $— in the Statements of Assets and Liabilities may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Ethereum Fund

Statements of Operations
(unaudited)

	Three Months Ended March 31,
(Amounts in 000’s of US$)	2026	2025
Investment Income:
Investment income	$—	$—
Expenses:
Sponsor fee	957	666
Net Investment Income (Loss)	(957)	(666)
Net Realized and Change in Unrealized Gain (Loss) from:
Net realized gain (loss) on investment in ether sold for redemptions	(277,297)	(179,706)
Net realized gain (loss) on investment in ether distributed for redemptions	23,321	—
Net realized gain (loss) on investment in ether transferred to pay the Sponsor fee	(329)	(223)
Net change in unrealized appreciation (depreciation) on investment in ether	(407,174)	(484,702)
Net Realized and Change in Unrealized Gain (Loss) on Investment in Ether	(661,479)	(664,631)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(662,436)	$(665,297)

Values shown as $— in the Statements of Operations may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Ethereum Fund

Statements of Changes in Net Assets
(unaudited)

	Three Months Ended March 31,
(Amounts in 000’s of US$, except for shares)	2026	2025
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$(957)	$(666)
Net realized gain (loss) on investment in ether sold for redemptions	(277,297)	(179,706)
Net realized gain (loss) on investment in ether distributed for redemptions	23,321	—
Net realized gain (loss) on investment in ether transferred to pay the Sponsor fee	(329)	(223)
Net change in unrealized appreciation (depreciation) on investment in ether	(407,174)	(484,702)
Net Increase (Decrease) in Net Assets Resulting from Operations	(662,436)	(665,297)
Capital Share Transactions:
Shares issued	674,058	365,228
Shares redeemed	(1,009,269)	(538,638)
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	(335,211)	(173,410)
Total Increase (Decrease) in Net Assets	(997,647)	(838,707)
Net Assets, beginning of period	2,209,769	1,572,626
Net Assets, End of Period	$1,212,122	$733,919
Changes in Shares Outstanding:
Shares outstanding, beginning of period	74,550,000	47,175,000
Shares issued	29,000,000	12,350,000
Shares redeemed	(45,700,000)	(19,500,000)
Net Increase (Decrease) in Shares	(16,700,000)	(7,150,000)
Shares Outstanding, End of Period	57,850,000	40,025,000

Values shown as $— in the Statements of Changes in Net Assets may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Ethereum Fund

Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(Amounts in 000’s of US$)	2026	2025
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(662,436)	$(665,297)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payments for purchases of ether	(542,895)	(381,759)
Proceeds from ether sold	719,478	529,793
Net realized (gain) loss on investment in ether sold for redemptions	277,297	179,706
Net realized (gain) loss on investment in ether distributed for redemptions	(23,321)	—
Net realized (gain) loss on investment in ether transferred to pay the Sponsor fee	329	223
Net change in unrealized (appreciation) depreciation on investment in ether	407,174	484,702
Transfer of ether to pay the Sponsor fee	1,150	507
Increase (decrease) in Sponsor fee payable	(193)	159
Net Cash Provided by (Used in) Operating Activities	176,583	148,034
Cash Flows from Financing Activities:
Proceeds from issuance of capital shares	542,895	381,759
Cash paid for redemption of capital shares	(719,478)	(529,793)
Net Cash Provided by (Used in) Financing Activities	(176,583)	(148,034)
Cash
Net increase (decrease) in cash	—	—
Cash, beginning of the period	—	—
Cash, End of the Period	$—	$—

Supplemental Information and Non-Cash Financing Activities
Ether received for the issuance of capital shares	$129,568	$—
Ether distributed for the redemption of capital shares	$291,981	$—

Values shown as $— in the Statements of Cash Flows may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Ethereum Fund

Schedules of Investment

(unaudited)

March 31, 2026

(Amounts in 000’s of US$, except for quantity of ether and percentages)
Investments (a)	Quantity of Ether	Cost	Fair Value	Percentage of Net Assets
Investment in ether
Global
Ether	576,821	$1,459,448	$1,212,386
Total Investment in ether		1,459,448	1,212,386	100.02%
Other Assets Less Liabilities			(264)	(0.02)%
Total Net Assets			$1,212,122	100.00%
(a)
Non-income producing investment.

December 31, 2025

(Amounts in 000’s of US$, except for quantity of ether and percentages)
Investments (a)	Quantity of Ether	Cost	Fair Value	Percentage of Net Assets
Investment in ether
Global
Ether	743,795	$2,050,114	$2,210,226
Total Investment in ether		2,050,114	2,210,226	100.02%
Other Assets Less Liabilities			(457)	(0.02)%
Total Net Assets			$2,209,769	100.00%
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

Basis of Presentation

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and are stated in US dollars. The Trust qualifies as an investment company for accounting purposes pursuant to the accounting and reporting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”). The Trust uses fair value as its method of accounting for its investment in ether in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of 1940. The Trust operates as a single operating segment. The Trust's profit or loss, assets, and performance are regularly monitored and assessed as a whole by the Sponsor of the Trust, using the information presented in the financial statements and financial highlights. In the opinion of the Trust, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of financial statements for the periods presented. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission (“SEC”).

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

Investment Transactions and Related Investment Income

The Trust records investment transactions in ether on a trade date basis. For financial reporting purposes, the Trust’s investment holdings and Paid-In-Capital include trades executed through the end of the last business day of the period. The Trust’s purchases are recorded at cost, including transaction fees, and are subsequently fair valued in accordance with the Trust’s fair valuation policy. Changes in fair value are reflected as the net change in unrealized appreciation (depreciation) on investment in ether. Realized gains and losses from investment transactions are determined on the basis of identified cost and reflected as net realized gain (loss) on investment in ether sold for redemptions, net realized gain (loss) on investment in ether distributed for redemptions and net realized gain (loss) on investment in ether transferred to pay the sponsor fee.

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

The Sponsor evaluates tax positions taken or expected to be taken in the course of its tax treatment, and its tax reporting to its shareholders, of these positions to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of March 31, 2026, the 2025 and 2024 tax years remain open for examination. There were no examinations in progress at period end.

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

Distributor

Fidelity Distributors Company LLC, an affiliate of the Sponsor, (“FDC” or the “Distributor”) is responsible for reviewing and approving the marketing materials prepared by the Sponsor for compliance with applicable SEC and the Financial Industry Regulatory Authority, Inc. (“FINRA”) advertising laws, rules, and regulations pursuant to a marketing agreement with the Trust. FDC is a broker-dealer registered under the Securities Exchange Act of 1934 (the “1934 Act”) and a member of FINRA. All fees and expenses incurred by the Trust related to services performed by the Distributor are borne by the Sponsor.

Index Services

Fidelity Product Services LLC, an affiliate of the Sponsor, (the “Index Provider”) is responsible for the methodology and oversight of the Index. Coin Metrics, Inc. is the third-party, independent calculation agent for the Index. All fees and expenses incurred by the Trust related to services performed by the Index Provider are borne by the Sponsor.

Sponsor Fee

The Trust contractually agrees to pay the Sponsor a unified fee of 0.25% of the Trust’s Ether Holdings (the “Sponsor Fee”). The Trust’s “Ether Holdings” is the quantity of the Trust’s ether plus any cash or other assets held by the Trust represented in ether as calculated using the Index price, less its liabilities (which include estimated accrued but unpaid fees and expenses) represented in ether as calculated using the Index price. The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Sponsor is obligated to assume and pay all fees and other expenses incurred by the Trust in the ordinary course of its affairs, excluding taxes, but including: (i) the fees of the Trust’s third-party service providers including, but not limited to, the Distributor, the Administrator, any custodian, the Transfer Agent, the Index Provider and the Trustee, (ii) the fees and expenses related to the listing, quotation or trading of the Shares on the Exchange (including customary legal, marketing and audit fees and expenses), (iii) legal fees and expenses incurred in the ordinary course, (iv) audit fees, (v) regulatory fees, including, if applicable, any fees relating to the registration of the Trust and Shares, including any ongoing filings related to the offering of Shares, under the Securities Act of 1933 (the “1933 Act”) or the 1934 Act, (vi) printing and mailing costs, (vii) costs of maintaining the Trust’s website and (viii) applicable license fees (each, a “Sponsor-paid Expense” and collectively, the “Sponsor-paid Expenses”), provided that any expense that qualifies as an Extraordinary Expense will not be deemed to be a Sponsor-paid Expense. There is no cap on the amount of Sponsor-paid Expenses. The Sponsor has also assumed all fees and expenses related to the organization and offering of the Trust and the Shares.

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

Note 4: Fair Value Measurement

The Trust’s assets recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 2. The following table presents information about the Trust’s assets measured at fair value as of March 31, 2026 and December 31, 2025:

	March 31, 2026
(Amounts are in 000’s)	Level 1	Level 2	Level 3	Total
Investment in ether	$1,212,386	$—	$—	$1,212,386
Total Investments	$1,212,386	$—	$—	$1,212,386

	December 31, 2025
(Amounts are in 000’s)	Level 1	Level 2	Level 3	Total
Investment in ether	$2,210,226	$—	$—	$2,210,226
Total Investments	$2,210,226	$—	$—	$2,210,226

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

Note 8: Financial Highlights

The Trust is presenting the following financial highlights related to investment performance and operations of a Share outstanding for the three months ended March 31, 2026 and 2025. The total return, at net asset value is based on the change in NAV of a Share during the period and the total return, at market value is based on the change in market value of a Share on the Exchange during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months Ended March 31,
	2026	2025
Per Share Activity
Net Asset Value, beginning of period	$29.64	$33.34
Net investment income (loss) (1)	(0.01)	(0.02)
Net realized and change in unrealized gain (loss)	(8.68)	(14.98)
Net increase (decrease) in net assets resulting from operations	(8.69)	(15.00)
Net Asset Value, end of period	20.95	18.34
Market Value per Share, beginning of period	29.61	33.41
Market Value per Share, end of period	$20.88	$18.25
Total Return, at Net Asset Value (2)	(29.31)%	(44.99)%
Total Return, at Market Value (2)	(29.48)%	(45.38)%
Ratios to Average Net Assets
Net investment income (loss) (3)	(0.24)%	(0.23)%
Expenses (3)	0.24%	0.23%
(1)
Based on average shares outstanding during the period.
(2)
Percentages are not annualized.
(3)
Percentages are annualized.

Note 9: Subsequent Events

In preparation of the financial statements, management has evaluated the events and transactions subsequent to March 31, 2026, and determined that there are no subsequent events or transactions that would require adjustments to or disclosures in the Trust’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of Part I of this Form 10‑Q. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward‑looking statements can be identified by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed below, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Although the Sponsor does not make forward-looking statements unless it believes it has a reasonable basis for doing so, the Sponsor cannot guarantee their accuracy. Except as required by applicable disclosure laws, neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

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

The Quarter Ended March 31, 2026

The Trust’s net assets decreased from approximately $2.2 billion as of December 31, 2025, to $1.2 billion as of March 31, 2026. The change in the Trust’s net assets was driven by a decrease in outstanding Shares, which fell from 74,550,000 as of December 31, 2025 to 57,850,000 as of March 31, 2026 as a result of 29,000,000 Shares (1,160 Baskets) being created and 45,700,000 Shares (1,828 Baskets) being redeemed, coupled with a decrease in the price of ether, which fell 29.27% from $2,971.55 as of December 31, 2025 to $2,101.84 as of March 31, 2026.

The NAV per Share decreased 29.31% from $29.64 as of December 31, 2025 to $20.95 as of March 31, 2026. The Trust’s NAV per Share decreased 29.26% from $29.56 as of December 31, 2025 to $20.91 as of March 31, 2026.

The Trust’s NAV per Share of $33.67 at January 14, 2026, was the highest during the three months ended March 31, 2026, compared with a low of $18.49 at February 23, 2026.

The quantity of ether owned by the Trust and held by the ether custodian decreased from 743,795 as of December 31, 2025, to 576,821 as of March 31, 2026. The decrease in quantity resulted from net redemptions of Shares during the quarter which corresponded to net sales of ether.

The net decrease in net assets resulting from operations for the three months ended March 31, 2026, was approximately $0.7 billion, primarily resulting from a net unrealized depreciation on investment in ether of approximately $0.4 billion and a net realized loss of $0.3 billion from the sale of the investment in ether for the redemption of Shares.

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

The NAV per Share decreased 44.99% from $33.34 as of December 31, 2024 to $18.34 as of March 31, 2025. The Trust’s NAV per Share decreased 45.16% from $33.44 on December 31, 2024 to $18.34 on March 31, 2025.

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

Selected Operating Data

March 31, 2026
Price of ether on principal market (1)	$2,101.84
Index price (2)	$2,097.30

March 31, 2026
NAV per Share (3)	$20.95
Adjustment to NAV per Share	$(0.04)
Trust’s NAV per Share (4)	$20.91
(1)
The Trust performed an assessment of the principal market at 11:59:59 p.m., EST, on March 31, 2026.
(2)
Index Price as represented by the Index as of 4:00 p.m., EST, on the last business day of the period. The ether spot markets included in the Index as of the last business day of the period were Bitstamp, Coinbase, Crypto.com, Gemini, Kraken, and LMAX Digital.
(3)
The NAV per Share was calculated using the fair value of ether based on the principal market price at 11:59:59 p.m., EST, on March 31, 2026.
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

As of 4:00 p.m., EST, on the last business day of the three months ended March 31, 2026, the Trust’s total value of ether based on the Index Price (non-GAAP methodology) was $1,209,767,694, a difference of $2,618,770 to the GAAP value, which was $1,212,386,464, and the total market value of the Trust’s ether based on the price of ether at 4:00 p.m., EST, in the principal market was $1,208,567,905, a difference of $3,818,559 to the GAAP value, which was $1,212,386,464.

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

As of 4:00 p.m., EST, on the last business day of the year ended December 31, 2025, the Trust’s total value of ether based on the Index Price (non-GAAP methodology) was $2,204,520,518, a difference of $5,704,911 to the GAAP value, which was $2,210,225,429, and the total market value of the Trust’s ether based on the price of an ether at 4:00 p.m., EST, in the principal market (non-GAAP methodology) was $2,210,515,510, a difference of $290,081 to the GAAP value, which was $2,210,225,429.

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

The following chart illustrates the movement in the Index Price, the principal market price, and the Trust’s NAV per Share during the three months ended March 31, 2026.

Movement in Index Price, Principal Market Price, and Trust's NAV per Share
10%
0%
-10%
-20%
-30%
-40%
-50%
January 2026
February 2026
March 2026
Index Price
Price of ethereum on principal market
Trust's NAV per Share

During the three months ended March 31, 2026, the Index Price has ranged from $1,853.94 on February 23, 2026, to $3,375.83 on January 14, 2026. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent ether spot markets individually or as a group.

During the three months ended March 31, 2026, the 11:59:59 p.m. EST market price of ether, as reported on the Trust’s principal market, has ranged from $1,830.25 on February 23, 2026, to $3,337.73 on January 14, 2026.

Shares trade in the secondary market on the Exchange. Shares may trade in the secondary market at prices that are lower or higher relative to the Trust’s NAV per Share. The amount of the discount or premium in the trading price relative to the Trust’s NAV per Share may be influenced by various factors, including the number of Shareholders who seek to purchase or sell Shares in the secondary market and the liquidity of ether. The following chart sets out the historical closing prices for the Shares as reported by the Exchange and the Trust’s NAV per Share during the three months ended March 31, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

a)
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

b)
Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. Risk Factors of the Fund's Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on February 25, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a)
Not applicable.
b)
Not applicable
c)
The Trust does not purchase Shares directly from its shareholders. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2026:

Title of Securities Registered*	Date	Total Number of Shares Redeemed	Average Price Per Share
Fidelity® Ethereum Fund
Shares
	01/01/2026 to 01/31/2026	9,500,000	28.34
	02/01/2026 to 02/28/2026	14,825,000	19.98
	03/01/2026 to 03/31/2026	21,375,000	20.76

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

FIDELITY ETHEREUM FUND

Date: May 6, 2026	By:	/s/ Cynthia Lo Bessette
	Name:	Cynthia Lo Bessette
	Title:	President (Principal Executive Officer)

FIDELITY ETHEREUM FUND

Date: May 6, 2026	By:	/s/ Craig Brown
	Name:	Craig Brown
	Title:	Treasurer (Principal Financial and Accounting Officer)

* The registrant is a trust and the persons are signing in their capacities as officers of FD Funds Management LLC, the Sponsor of the registrant.

1.9912510.101

ETH-10Q1-0526