Form 10-Q
period 2026-06-30
Fidelity Ethereum Fund
filed 2026-08-06
CIK 2000046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The registrant had 47,375,000 outstanding shares as of July 31, 2026

2

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Fidelity Ethereum Fund

Statements of Assets and Liabilities

(unaudited)

(Amounts in 000’s of US$, except for share and per share data)	June 30, 2026	December 31, 2025
Assets
Investment in ether, at fair value (cost $1,136,208 and $2,050,114 as of June 30, 2026 and December 31, 2025, respectively)	$758,769	$2,210,226
Receivables from sales of ether	—	2,217
Total Assets	758,769	2,212,443
Liabilities
Payable for capital shares redeemed	—	2,217
Sponsor fee payable	160	457
Total Liabilities	160	2,674
Commitments and Contingencies (Note 6)
Net Assets
Shares, no par value (unlimited shares authorized) 47,800,000 and 74,550,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Paid-in-capital	2,107,518	2,641,179
Total distributable earnings (loss)	(1,348,909)	(431,410)
Total Net Assets	$758,609	$2,209,769
Net Asset Value per share (47,800,000 and 74,550,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	$15.87	$29.64

Values shown as $— in the Statements of Assets and Liabilities may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Ethereum Fund

Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in 000’s of US$)	2026	2025	2026	2025
Investment Income:
Investment income	$—	$—	$—	$—
Expenses:
Sponsor fee	651	603	1,608	1,269
Net Investment Income (Loss)	(651)	(603)	(1,608)	(1,269)
Net Realized and Change in Unrealized Gain (Loss) from:
Net realized gain (loss) on investment in ether sold for redemptions	(126,745)	(146,711)	(404,042)	(326,417)
Net realized gain (loss) on investment in ether distributed for redemptions	2,914	—	26,235	—
Net realized gain (loss) on investment in ether transferred to pay the Sponsor fee	(204)	(235)	(533)	(458)
Net change in unrealized appreciation (depreciation) on investment in ether	(130,377)	394,708	(537,551)	(89,994)
Net Realized and Change in Unrealized Gain (Loss) on Investment in Ether	(254,412)	247,762	(915,891)	(416,869)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(255,063)	$247,159	$(917,499)	$(418,138)

Values shown as $— in the Statements of Operations may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Ethereum Fund

Statements of Changes in Net Assets
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in 000’s of US$, except for shares)	2026	2025	2026	2025
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$(651)	$(603)	$(1,608)	$(1,269)
Net realized gain (loss) on investment in ether sold for redemptions	(126,745)	(146,711)	(404,042)	(326,417)
Net realized gain (loss) on investment in ether distributed for redemptions	2,914	—	26,235	—
Net realized gain (loss) on investment in ether transferred to pay the Sponsor fee	(204)	(235)	(533)	(458)
Net change in unrealized appreciation (depreciation) on investment in ether	(130,377)	394,708	(537,551)	(89,994)
Net Increase (Decrease) in Net Assets Resulting from Operations	(255,063)	247,159	(917,499)	(418,138)
Capital Share Transactions:
Shares issued	372,184	571,074	1,046,242	936,302
Shares redeemed	(570,634)	(312,664)	(1,579,903)	(851,302)
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	(198,450)	258,410	(533,661)	85,000
Total Increase (Decrease) in Net Assets	(453,513)	505,569	(1,451,160)	(333,138)
Net Assets, beginning of period	1,212,122	733,919	2,209,769	1,572,626
Net Assets, End of Period	$758,609	$1,239,488	$758,609	$1,239,488
Changes in Shares Outstanding:
Shares outstanding, beginning of period	57,850,000	40,025,000	74,550,000	47,175,000
Shares issued	17,075,000	24,200,000	46,075,000	36,550,000
Shares redeemed	(27,125,000)	(14,300,000)	(72,825,000)	(33,800,000)
Net Increase (Decrease) in Shares	(10,050,000)	9,900,000	(26,750,000)	2,750,000
Shares Outstanding, End of Period	47,800,000	49,925,000	47,800,000	49,925,000

Values shown as $— in the Statements of Changes in Net Assets may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Ethereum Fund

Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(Amounts in 000’s of US$)	2026	2025
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(917,499)	$(418,138)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payments for purchases of ether	(861,100)	(881,161)
Proceeds from ether sold	1,130,962	790,074
Net realized (gain) loss on investment in ether sold for redemptions	404,042	326,417
Net realized (gain) loss on investment in ether distributed for redemptions	(26,235)	—
Net realized (gain) loss on investment in ether transferred to pay the Sponsor fee	533	458
Net change in unrealized (appreciation) depreciation on investment in ether	537,551	89,994
Transfer of ether to pay the Sponsor fee	1,905	1,030
Increase (decrease) in Sponsor fee payable	(297)	239
Net Cash Provided by (Used in) Operating Activities	269,862	(91,087)
Cash Flows from Financing Activities:
Proceeds from issuance of capital shares	861,100	881,161
Cash paid for redemption of capital shares	(1,130,962)	(790,074)
Net Cash Provided by (Used in) Financing Activities	(269,862)	91,087
Cash
Net increase (decrease) in cash	—	—
Cash, beginning of the period	—	—
Cash, End of the Period	$—	$—

Supplemental Information and Non-Cash Financing Activities
Ether received for the issuance of capital shares	$185,115	$—
Ether distributed for the redemption of capital shares	$451,131	$—

Values shown as $— in the Statements of Cash Flows may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Ethereum Fund

Schedules of Investment

(unaudited)

June 30, 2026

(Amounts in 000’s of US$, except for quantity of ether and percentages)
Investments (a)	Quantity of Ether	Cost	Fair Value	Percentage of Net Assets
Investment in ether
Global
Ether	476,311	$1,136,208	$758,769
Total Investment in ether		1,136,208	758,769	100.02%
Other Assets Less Liabilities			(160)	(0.02)%
Total Net Assets			$758,609	100.00%
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

Investment Valuation

Due to the Trust’s classification as an investment company, investments in ether are recorded on the financial statements at their estimated fair value in accordance with ASC Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 requires the determination of the Trust’s principal market or, in the absence of a principal market, the most advantageous market (principal market) and the assumption that ether is sold in their principal market. The Trust determines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants using the principal market on the measurement date and, therefore, the principal market used must be accessible to the Trust on that date. The Trust determines its principal market price for GAAP reporting and utilizes an exchange-traded price from that principal market as of 11:59:59 p.m., Eastern time (“EST”), on the financial statement measurement date.

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

Investment Transactions and Related Investment Income

The Trust records investment transactions in ether on a trade date basis. For financial reporting purposes, the Trust’s investment holdings and Paid-In-Capital include trades executed through the end of the last business day of the period. The Trust’s purchases are recorded at cost, including transaction fees, and are subsequently fair valued in accordance with the Trust’s fair valuation policy. Changes in fair value are reflected as the net change in unrealized appreciation (depreciation) on investment in ether. Realized gains and losses are determined on the basis of identified cost and reflected as net realized gain (loss) on investment in ether sold for redemptions, net realized gain (loss) on investment in ether distributed for redemptions and net realized gain (loss) on investment in ether transferred to pay the Sponsor fee.

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

The Sponsor evaluates tax positions taken or expected to be taken in the course of its tax treatment, and its tax reporting to its shareholders, of these positions to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of June 30, 2026, the 2025 and 2024 tax years remain open for examination. There were no examinations in progress at period end.

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

Note 4: Fair Value Measurement

The Trust’s assets recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 2. The following table presents information about the Trust’s assets measured at fair value as of June 30, 2026 and December 31, 2025:

	June 30, 2026
(Amounts are in 000’s)	Level 1	Level 2	Level 3	Total
Investment in ether	$758,769	$—	$—	$758,769
Total Investments	$758,769	$—	$—	$758,769

	December 31, 2025
(Amounts are in 000’s)	Level 1	Level 2	Level 3	Total
Investment in ether	$2,210,226	$—	$—	$2,210,226
Total Investments	$2,210,226	$—	$—	$2,210,226

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

Note 8: Financial Highlights

The Trust is presenting the following financial highlights related to investment performance and operations of a Share outstanding for the six months ended June 30, 2026 and 2025. The total return, at net asset value is based on the change in NAV of a Share during the period and the total return, at market value is based on the change in market value of a Share on the Exchange during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Six Months Ended June 30,
	2026	2025
Per Share Activity
Net Asset Value, beginning of period	$29.64	$33.34
Net investment income (loss) (1)	(0.03)	(0.03)
Net realized and change in unrealized gain (loss)	(13.74)	(8.48)
Net increase (decrease) in net assets resulting from operations	(13.77)	(8.51)
Net Asset Value, end of period	15.87	24.83
Market Value per Share, beginning of period	29.61	33.41
Market Value per Share, end of period	$15.74	$25.17
Total Return, at Net Asset Value (2)	(46.46)%	(25.52)%
Total Return, at Market Value (2)	(46.84)%	(24.66)%
Ratios to Average Net Assets
Net investment income (loss) (3)	(0.24)%	(0.24)%
Expenses (3)	0.24%	0.24%
(1)
Based on average shares outstanding during the period.
(2)
Percentages are not annualized.
(3)
Percentages are annualized.

Note 9: Subsequent Events

In preparation of the financial statements, management has evaluated the events and transactions subsequent to June 30, 2026, and determined that there are no subsequent events or transactions that would require adjustments to or disclosures in the Trust’s financial statements.

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

The Trust is passively managed and does not pursue active management investment strategies, utilize leverage, or invest in derivatives in seeking to meet its investment objective. The Sponsor believes that the Shares are designed to provide investors with a cost-effective and convenient way to invest in ether without purchasing, holding and trading ether directly. The Trust sells and redeems Shares only with Authorized Participants in exchange for ether or cash and only in blocks of 25,000 Shares (a "Basket").

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

Results of Operations

The Quarter Ended June 30, 2026

The Trust’s net assets decreased from approximately $1.2 billion as of March 31, 2026, to $0.8 billion as of June 30, 2026. The change in the Trust’s net assets was driven by a decrease in outstanding Shares, which decreased from 57,850,000 as of March 31, 2026 to 47,800,000 as of June 30, 2026 as a result of 17,075,000 Shares (683 Baskets) being created and 27,125,000 Shares (1,085 Baskets) being redeemed, coupled with a decrease in the price of ether, which decreased 24.21% from $2,101.84 as of March 31, 2026 to $1,593.01 as of June 30, 2026.

The NAV per Share decreased 24.25% from $20.95 as of March 31, 2026 to $15.87 as of June 30, 2026. The Trust’s NAV per Share decreased 24.87% from $20.91 as of March 31, 2026 to $15.71 as of June 30, 2026.

The Trust’s NAV per Share of $24.21 at April 17, 2026, was the highest during the three months ended June 30, 2026, compared with a low of $15.47 at June 5, 2026.

The quantity of ether owned by the Trust and held by the ether custodian decreased from 576,821 as of March 31, 2026, to 476,311 as of June 30, 2026. The decrease in quantity resulted from net redemptions of Shares during the quarter which corresponded to net sales of ether.

The net decrease in net assets resulting from operations for the three months ended June 30, 2026, was approximately $0.3 billion, primarily resulting from a net change in unrealized depreciation on investment in ether of approximately $0.1 billion and a net realized loss of $0.1 billion from the sale of the investment in ether for the redemption of Shares.

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

The Trust’s NAV per Share increased 36.69% from $18.34 on March 31, 2025 to $25.07 on June 30, 2025.

The Trust’s NAV per Share of $28.13 at June 11, 2025, was the highest during the three months ended June 30, 2025, compared with a low of $14.64 at April 8, 2025.

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

The Six Months Ended June 30, 2026

The Trust’s net assets decreased from approximately $2.2 billion as of December 31, 2025, to $0.8 billion as of June 30, 2026. The change in the Trust’s net assets was driven by a decrease in outstanding Shares, which decreased from 74,550,000 as of December 31, 2025 to 47,800,000 as of June 30, 2026 as a result of 46,075,000 Shares (1,843 Baskets) being created and 72,825,000 Shares (2,913 Baskets) being redeemed, coupled with a decrease in the price of ether, which decreased 46.39% from $2,971.55 as of December 31, 2025 to $1,593.01 as of June 30, 2026.

The NAV per Share decreased 46.46% from $29.64 as of December 31, 2025 to $15.87 as of June 30, 2026. The Trust’s NAV per Share decreased 46.85% from $29.56 as of December 31, 2025 to $15.71 as of June 30, 2026.

The Trust’s NAV per Share of $33.67 at January 14, 2026, was the highest during the six months ended June 30, 2026, compared with a low of $15.47 at June 5, 2026.

The quantity of ether owned by the Trust and held by the ether custodian decreased from 743,795 as of December 31, 2025, to 476,311 as of June 30, 2026. The decrease in quantity is the result from net redemptions of Shares during the six months which corresponded to net sales of ether.

The net decrease in net assets resulting from operations for the six months ended June 30, 2026, was $0.9 billion, primarily resulting from a net unrealized depreciation on investment in ether of $0.5 billion and a net realized loss of approximately $0.4 billion from the sale of the investment in ether for the redemption of Shares.

The Six Months Ended June 30, 2025

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

The Trust’s NAV per Share decreased 25.03% from $33.44 on December 31, 2024 to $25.07 on June 30, 2025.

The Trust’s NAV per Share of $36.93 at January 6, 2025, was the highest during the six months ended June 30, 2025,

compared with a low of $14.64 at April 8, 2025.

The quantity of ether owned by the Trust and held by the ether custodian increased from 471,750 as of December 31, 2024, to 498,722 as of June 30, 2025. The increase in quantity resulted from the issuances of Shares, which were partially offset from ether transferred to pay the Sponsor fee during the six months ended June 30, 2025.

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

Sponsor Fee payments made to the Sponsor are calculated as a fixed percentage of 0.25% of the Trust’s Ether Holdings. As such, the Sponsor cannot anticipate the payment amounts that will be required under these arrangements for future periods as the Trust’s Ether Holdings are not known until a future date.

Selected Operating Data

June 30, 2026
Price of ether on principal market (1)	$1,593.01
Index price (2)	$1,576.89

June 30, 2026
NAV per Share (3)	$15.87
Adjustment to NAV per Share	$(0.16)
Trust’s NAV per Share (4)	$15.71
(1)
The Trust performed an assessment of the principal market at 11:59:59 p.m., EST, on June 30, 2026.
(2)
Index Price as represented by the Index as of 4:00 p.m., EST, on the last business day of the period. The ether spot markets included in the Index as of the last business day of the period were Bitstamp, Coinbase, Crypto.com, Gemini, Kraken, and LMAX Digital.
(3)
The NAV per Share was calculated using the fair value of ether based on the principal market price at 11:59:59 p.m., EST, on June 30, 2026.
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

As of 4:00 p.m., EST, on the last business day of the quarter ended June 30, 2026, the Trust’s total value of ether based on the Index Price (non-GAAP methodology) was $751,090,460, a difference of $7,678,137 to the GAAP value, which was $758,768,597, and the total market value of the Trust’s ether based on the price of ether at 4:00 p.m., EST, in the principal market was $751,871,611, a difference of $6,896,986 to the GAAP value, which was $758,768,597.

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

As of 4:00 p.m., EST, on the last business day of the year ended December 31, 2025, the Trust’s total value of ether based on the Index Price (non-GAAP methodology) was $2,204,520,518, a difference of $5,704,911 to the GAAP value, which was $2,210,225,429, and the total market value of the Trust’s ether based on the price of ether at 4:00 p.m., EST, in the principal market (non-GAAP methodology) was $2,210,515,510, a difference of $290,081 to the GAAP value, which was $2,210,225,429.

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

The following chart illustrates the movement in the Index Price, the principal market price, and the Trust’s NAV per Share during the six months ended June 30, 2026.

Movement in Index Price, Principal Market Price, and Trust's NAV per Share
5%
-5%
-15%
-25%
-35%
-45%
-55%
January 2026
February 2026
March 2026
April 2026
May 2026
June 2026
Index Price
Price of ether on principal market
Trust's NAV per Share

During the six months ended June 30, 2026, the Index Price has ranged from $1,553.00 on June 5, 2026, to $3,375.83 on January 14, 2026. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent ether spot markets individually or as a group.

During the six months ended June 30, 2026, the 11:59:59 p.m. EST market price of ether, as reported on the Trust’s principal market, has ranged from $1,556.21 on June 25, 2026, to $3,337.73 on January 13, 2026.

Shares trade in the secondary market on the Exchange. Shares may trade in the secondary market at prices that are lower or higher relative to the Trust’s NAV per Share. The amount of the discount or premium in the trading price relative to the Trust’s NAV per Share may be influenced by various factors, including the number of Shareholders who seek to purchase or sell Shares in the secondary market and the liquidity of ether. The following chart sets out the historical closing prices for the Shares as reported by the Exchange and the Trust’s NAV per Share during the six months ended June 30, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a)
Not applicable.
b)
Not applicable
c)
The Trust does not purchase Shares directly from its shareholders. The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2026:

Title of Securities Registered*	Date	Total Number of Shares Redeemed	Average Price Per Share
Fidelity® Ethereum Fund
Shares
	4/1/2026 to 4/30/2026	12,725,000	$22.12
	5/1/2026 to 5/31/2026	8,650,000	$22.08
	6/1/2026 to 6/30/2026	5,750,000	$17.07

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

FIDELITY ETHEREUM FUND

Date: August 6, 2026	By:	/s/ Cynthia Lo Bessette
	Name:	Cynthia Lo Bessette
	Title:	President (Principal Executive Officer)

FIDELITY ETHEREUM FUND

Date: August 6, 2026	By:	/s/ Craig Brown
	Name:	Craig Brown
	Title:	Treasurer (Principal Financial and Accounting Officer)

* The registrant is a trust and the persons are signing in their capacities as officers of FD Funds Management LLC, the Sponsor of the registrant.

1.9912511.102

ETH-10Q2-0826