Form 10-Q
period 2026-09-30
Fidelity Ethereum Fund
filed 2026-11-06
CIK 2000046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The registrant had 60,425,000 outstanding shares as of November 2, 2026

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Fidelity Ethereum Fund

Statements of Assets and Liabilities

(unaudited)

(Amounts in 000’s of US$, except for share and per share data)	September 30, 2026	December 31, 2025
Assets
Investment in ether, at fair value (cost $1,357,634 and $2,050,114 as of September 30, 2026 and December 31, 2025, respectively)	$1,572,706	$2,210,226
Receivables from sales of ether	33,304	2,217
Total Assets	1,606,010	2,212,443
Liabilities
Payable for capital shares redeemed	33,304	2,217
Sponsor fee payable	309	457
Total Liabilities	33,613	2,674
Commitments and Contingencies (Note 7)
Net Assets
Shares, no par value (unlimited shares authorized) 58,625,000 and 74,550,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Paid-in-capital	2,382,729	2,641,179
Total distributable earnings (loss)	(810,332)	(431,410)
Total Net Assets	$1,572,397	$2,209,769
Net Asset Value per share (58,625,000 and 74,550,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)	$26.82	$29.64

Values shown as $— in the Statements of Assets and Liabilities may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Ethereum Fund

Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in 000’s of US$)	2026	2025	2026	2025
Investment Income:
Investment income	$—	$—	$—	$—
Expenses:
Sponsor fee	751	1,788	2,359	3,057
Net Investment Income (Loss)	(751)	(1,788)	(2,359)	(3,057)
Net Realized and Change in Unrealized Gain (Loss) from:
Net realized gain (loss) on investment in ether sold for redemptions	(63,950)	(97,177)	(467,992)	(423,594)
Net realized gain (loss) on investment in ether distributed for redemptions	11,020	—	37,255	—
Net realized gain (loss) on investment in ether transferred to pay the Sponsor fee	(253)	(199)	(786)	(657)
Net change in unrealized appreciation (depreciation) on investment in ether	592,511	972,133	54,960	882,139
Net Realized and Change in Unrealized Gain (Loss) on Investment in Ether	539,328	874,757	(376,563)	457,888
Net Increase (Decrease) in Net Assets Resulting from Operations	$538,577	$872,969	$(378,922)	$454,831

Values shown as $— in the Statements of Operations may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Ethereum Fund

Statements of Changes in Net Assets
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in 000’s of US$, except for shares)	2026	2025	2026	2025
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$(751)	$(1,788)	$(2,359)	$(3,057)
Net realized gain (loss) on investment in ether sold for redemptions	(63,950)	(97,177)	(467,992)	(423,594)
Net realized gain (loss) on investment in ether distributed for redemptions	11,020	—	37,255	—
Net realized gain (loss) on investment in ether transferred to pay the Sponsor fee	(253)	(199)	(786)	(657)
Net change in unrealized appreciation (depreciation) on investment in ether	592,511	972,133	54,960	882,139
Net Increase (Decrease) in Net Assets Resulting from Operations	538,577	872,969	(378,922)	454,831
Capital Share Transactions:
Shares issued	657,495	2,737,861	1,703,737	3,674,163
Shares redeemed	(382,284)	(1,696,133)	(1,962,187)	(2,547,435)
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	275,211	1,041,728	(258,450)	1,126,728
Total Increase (Decrease) in Net Assets	813,788	1,914,697	(637,372)	1,581,559
Net Assets, beginning of period	758,609	1,239,488	2,209,769	1,572,626
Net Assets, End of Period	$1,572,397	$3,154,185	$1,572,397	$3,154,185
Changes in Shares Outstanding:
Shares outstanding, beginning of period	47,800,000	49,925,000	74,550,000	47,175,000
Shares issued	28,250,000	67,750,000	74,325,000	104,300,000
Shares redeemed	(17,425,000)	(41,175,000)	(90,250,000)	(74,975,000)
Net Increase (Decrease) in Shares	10,825,000	26,575,000	(15,925,000)	29,325,000
Shares Outstanding, End of Period	58,625,000	76,500,000	58,625,000	76,500,000

Values shown as $— in the Statements of Changes in Net Assets may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Ethereum Fund

Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(Amounts in 000’s of US$)	2026	2025
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(378,922)	$454,831
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payments for purchases of ether	(1,331,674)	(3,602,886)
Proceeds from ether sold	1,406,235	2,444,362
Net realized (gain) loss on investment in ether sold for redemptions	467,992	423,594
Net realized (gain) loss on investment in ether distributed for redemptions	(37,255)	—
Net realized (gain) loss on investment in ether transferred to pay the Sponsor fee	786	657
Net change in unrealized (appreciation) depreciation on investment in ether	(54,960)	(882,139)
Transfer of ether to pay the Sponsor fee	2,507	2,395
Increase (decrease) in Sponsor fee payable	(148)	662
Net Cash Provided by (Used in) Operating Activities	74,561	(1,158,524)
Cash Flows from Financing Activities:
Proceeds from issuance of capital shares	1,331,674	3,602,886
Cash paid for redemption of capital shares	(1,406,235)	(2,444,362)
Net Cash Provided by (Used in) Financing Activities	(74,561)	1,158,524
Cash
Net increase (decrease) in cash	—	—
Cash, beginning of the period	—	—
Cash, End of the Period	$—	$—

Supplemental Information and Non-Cash Financing Activities
Ether received for the issuance of capital shares	$345,407	$—
Ether distributed for the redemption of capital shares	$498,209	$—

Values shown as $— in the Statements of Cash Flows may reflect amounts less than $500.

The accompanying notes are an integral part of these financial statements

Fidelity Ethereum Fund

Schedules of Investment

(unaudited)

September 30, 2026

(Amounts in 000’s of US$, except for quantity of ether and percentages)
Investments (a)	Quantity of Ether	Cost	Fair Value	Percentage of Net Assets
Investment in ether
Global
Ether	583,807	$1,357,634	$1,572,706
Total Investment in ether		1,357,634	1,572,706	100.02%
Other Assets Less Liabilities			(309)	(0.02)%
Total Net Assets			$1,572,397	100.00%
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

The accompanying notes are an integral part of these financial statements

Fidelity Ethereum Fund

Notes to the Financial Statements

Note 1: Organization

Fidelity Ethereum Fund (the “Trust”) is a Delaware Statutory Trust that was formed on October 31, 2023, pursuant to the Delaware Statutory Trust Act. The Trust issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of the Trust. The Trust’s investment objective is to seek to track the performance of ether, the native token of the Ethereum blockchain, as measured by the performance of the Fidelity Ethereum Reference Rate (the “Index”), adjusted for the Trust’s expenses and other liabilities, plus an amount based on the staking rewards associated with ether. The Index is designed to reflect the performance of ether in United States (“US”) dollars. The Trust is sponsored by FD Funds Management LLC (the “Sponsor”), a wholly-owned subsidiary of FMR LLC. CSC Delaware Trust Company is the trustee of the Trust (the “Trustee”). The Trust operates pursuant to a Trust Agreement, as amended and/or restated from time to time (the “Trust Agreement”). On July 23, 2024, the Trust commenced operations and Shares commenced trading on Cboe BZX Exchange, Inc. (the “Exchange”).

Pursuant to its investment objective, the Sponsor utilizes the services of the custodians to stake, or cause to be staked, all of the Trust’s ether with one or more node operators, except for ether reserved by the Sponsor in its sole discretion to facilitate foreseeable redemption transactions, pay Trust expenses, protect the Trust and its assets, and comply with its Liquidity Program. The Trust is passively managed. The Shareholders of the Trust do not have control or involvement in the management of the Trust.

Note 2: Significant Accounting Policies

The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.

Basis of Presentation

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and are stated in US dollars. The Trust qualifies as an investment company for accounting purposes pursuant to the accounting and reporting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”). Staking is considered an investing activity that does not preclude the Trust from qualifying as an investment company for accounting purposes. The Trust uses fair value as its method of accounting for its investment in ether in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of 1940. The Trust operates as a single operating segment. The Trust's profit or loss, assets, and performance are regularly monitored and assessed as a whole by the Sponsor of the Trust, using the information presented in the financial statements and financial highlights. In the opinion of the Trust, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of financial statements for the periods presented. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission (“SEC”).

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

Investment Valuation

Due to the Trust’s classification as an investment company, investments in ether are recorded on the financial statements at their estimated fair value in accordance with ASC Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 requires the determination of the Trust’s principal market or, in the absence of a principal market, the most advantageous market (principal market) and the assumption that ether is sold in its principal market. The Trust determines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants using the principal market on the measurement date and, therefore, the principal market used must be accessible to the Trust on that date. The Trust determines its principal market price for GAAP reporting and utilizes an exchange-traded price from that principal market as of 11:59:59 p.m., Eastern time (“EST”), on the financial statement measurement date. The unadjusted exchange-traded price from the principal market utilized for ether is utilized for staked ether as restrictions on staked ether are a characteristic of the Trust’s Ether Holdings rather than a characteristic of ether itself.

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

Staking

The Trust retains control and ownership of staked ether and no other entity obtains the right to direct the use of the ether during the period it is staked. Staked ether is not derecognized and the Trust accounts for its staked ether in the same manner as its non-staked ether.

The Trust has the right to request to exit a staked position at any time without penalty, however, staked ether is subject to Ethereum network protocol restrictions moderating when the Trust can unstake and withdraw its staked ether and staked ether will be inaccessible for a period of time. The time it takes for the Trust to receive unstaked, freely transferable ether will depend on network conditions and the status of validator demand. Once the exiting process is complete, the Trust will have complete control over the ether.

Staking Rewards

The Trust’s staking rewards are recognized as revenue through the application of principles in ASC Topic 606, Revenue from Contracts with Customers. Staking reward revenue is recognized as income from staking rewards when the amount of the staking rewards to which the Trust is entitled for validations a node operator has completed is a) known and calculable and b) nonrefundable. At the time staking rewards are made known to the Trust, the performance obligation, which is a node operator's transaction validation services under a smart contract with the Ethereum network, has been satisfied. Staking rewards in the form of ether are considered non-cash consideration and measured at fair value based on the Index Price of ether used for the calculation of the Trust's NAV on the date the staking reward revenue is recognized. Node operators are the principals to the validation activities which generate the reward. The Trust acts as the agent to the validation activities and recognizes income from staking rewards net of the consideration allocated to other entities in the form of a Staking Fee.

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

The Sponsor evaluates tax positions taken or expected to be taken in the course of its tax treatment, and its tax reporting to its shareholders, of these positions to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of September 30, 2026, the 2025 and 2024 tax years remain open for examination. There were no examinations in progress at period end.

Expenses

Expenses are recorded as incurred. Expense estimates are accrued in the period to which they relate. Expenses included in the accompanying financial statements reflect the expenses of the Trust and do not include any expenses paid by the Sponsor or related entities outside of the Trust.

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

Custodian

Fidelity Digital Assets, N.A., an affiliate of the Sponsor, serves as one of the Trust’s ether custodians (the “Custodian”). Under the Custodial Services Agreement, the Custodian is responsible for safekeeping a portion of the ether owned by the Trust. The Custodian was selected by the Sponsor. The Sponsor is responsible for opening an account with the Custodian that holds the Trust’s ether, as well as facilitating the transfer or sale of ether required for the operation of the Trust. All fees and expenses incurred by the Trust related to services performed by the Custodian are borne by the Sponsor.

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

Sponsor Fee

The Trust contractually agrees to pay the Sponsor a unified fee of 0.25% of the Trust’s Ether Holdings (the “Sponsor Fee”). The Trust’s “Ether Holdings” is the quantity of the Trust’s ether plus any cash or other assets held by the Trust represented in ether as calculated using the Index price, less its liabilities (which include estimated accrued but unpaid fees and expenses) represented in ether as calculated using the Index price. The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Sponsor is obligated to assume and pay all fees and other expenses incurred by the Trust in the ordinary course of its affairs, excluding taxes and the Staking Fees, but including: (i) the fees of the Trust’s third-party service providers including, but not limited to, the Distributor, the Administrator, any custodian, the Transfer Agent, the Index Provider and the Trustee, (ii) the fees and expenses related to the listing, quotation or trading of the Shares on the Exchange (including customary legal, marketing and audit fees and expenses), (iii) legal fees and expenses incurred in the ordinary course, (iv) audit fees, (v) regulatory fees, including, if applicable, any fees relating to the registration of the Trust and Shares, including any ongoing filings related to the offering of Shares, under the Securities Act of 1933 (the “1933 Act”) or the 1934 Act, (vi) printing and mailing costs, (vii) costs of maintaining the Trust’s website and (viii) applicable license fees (each, a “Sponsor-paid Expense” and collectively, the “Sponsor-paid Expenses”), provided that any expense that qualifies as an Extraordinary Expense will not be deemed to be a Sponsor-paid Expense. There is no cap on the amount of Sponsor-paid Expenses. The Sponsor has also assumed all fees and expenses related to the organization and offering of the Trust and the Shares.

The Trust may incur certain extraordinary, nonrecurring expenses that are not Sponsor-paid Expenses, including, but not limited to, brokerage and transaction costs associated with the sale or transfer of ether, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust, the Trust’s assets, or the interests of Shareholders, any indemnification of the custodians or other agents, service providers or counterparties of the Trust, extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively, “Extraordinary Expenses”). To the extent on-chain transaction fees are incurred in connection with transfers or sales of ether to pay Extraordinary Expenses, the Trust will bear such fees.

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

Staking Fees

The node operators, the custodians and the Sponsor are each entitled to receive a portion of the staking rewards generated by the node operators’ staking activities (the “Staking Fees”), allocated from the staking rewards that the Trust receives from the Ethereum network. The Trust allocates to the Sponsor, as partial consideration for the Sponsor arranging for the staking of the Trust’s ether, a staking fee equal to 15% of the amount of staking rewards received by the Trust from the Ethereum network; the Trust retains the remaining 85%. The staking fee allocated to the Sponsor is subsequently shared amongst the Sponsor, custodian(s), node operator(s) or other third-parties engaged by the Sponsor or the Trust to stake the Trust’s ether.

As of September 30, 2026, the Trust had not incurred Staking Fees.

Note 4: Staking Program

Effective August 28, 2026, the Trust began the activation process for staking ether and at the time, the Ethereum validator entry queue was approximately 37 days before validator activation could occur. The Sponsor utilizes the services of the custodians to stake, or cause to be staked, all of the Trust’s ether with one or more node operators, except for ether reserved by the Sponsor in its sole discretion to facilitate foreseeable redemption transactions, pay Trust expenses, protect the Trust and its assets, and comply with its Liquidity Program. Accordingly, while under normal circumstances the Trust may stake up to 100% of the Trust’s ether, there is no minimum percentage the Trust is required to stake. The Sponsor generally considers normal circumstances to be periods when the Ethereum network is operating without material disruption, redemption activity is within expected ranges, and there are no extraordinary events requiring the Sponsor to reserve additional ether for liquidity management purposes. The node operators utilize the hardware, software and services necessary to enable the establishment of validator nodes and stake the Trust’s ether on the Ethereum network. As a result of the Sponsor utilizing staking activity services of the custodians, the Trust expects to receive certain staking rewards of ether. The node operators exercise no discretion as to the amount of the Trust’s ether to be staked or timing of the staking activities (other than as is incidental in establishing or deactivating validator nodes). The custodians maintain exclusive possession and control of the private keys associated with any staked ether at all times. Staking activity comes with a risk of loss of ether, including in the form of “slashing” penalties. Additionally, as part of the “activating” and “exiting” processes of ether staking, any staked ether is inaccessible for a period of time, resulting in certain liquidity risks that the Sponsor manages. As of September 30, 2026, 284,400 ether was in the process of being staked with a fair value of $766.1 million. As of September 30, 2026, the activation process for staked ether was not completed and the Trust has not recognized staking rewards.

Note 5: Fair Value Measurement

The Trust’s assets recorded at fair value have been categorized based upon a fair value hierarchy as described in the Trust’s significant accounting policies in Note 2. The following table presents information about the Trust’s assets measured at fair value as of September 30, 2026 and December 31, 2025:

	September 30, 2026
(Amounts are in 000’s)	Level 1	Level 2	Level 3	Total
Investment in ether	$1,572,706	$—	$—	$1,572,706
Total Investments	$1,572,706	$—	$—	$1,572,706

	December 31, 2025
(Amounts are in 000’s)	Level 1	Level 2	Level 3	Total
Investment in ether	$2,210,226	$—	$—	$2,210,226
Total Investments	$2,210,226	$—	$—	$2,210,226

Geographic location for all investments is detailed in the accompanying Schedules of Investment.

Note 6: Capital

The Trust is an exchange-traded product. The Trust continuously offers Baskets consisting of Shares to Authorized Participants. The number of outstanding Shares is expected to increase and decrease from time to time as a result of the issuance and redemption of Baskets. The issuance and redemption of Baskets require the delivery to the Trust or the distribution by the Trust of the amount of ether or cash represented by the Trust’s NAV of the Baskets being issued or redeemed. The total amount of ether or cash required for the issuance or redemption of Baskets will be based on the combined net assets represented by the number of Baskets being issued or redeemed.

Shares represent fractional undivided beneficial interests in and ownership of the Trust. Shares issued by the Trust are registered in a book entry system and held in the name of Cede & Co. at the facilities of the Depository Trust Company (“DTC”), and one or more global certificates issued by the Trust to DTC evidence the Shares. Shareholders may hold their Shares through DTC if they are direct participants in DTC (“DTC Participants”) or indirectly through entities (such as broker-dealers) that are DTC Participants.

Note 7: Commitments and Contingencies

In the normal course of business, the Trust enters into certain contracts that provide a variety of indemnities, including contracts with the Sponsor and affiliates of the Sponsor, and its officers, directors, employees, subsidiaries and affiliates, as well as others relating to services provided to the Trust. The Trust’s maximum exposure under these and its other indemnities is unknown. However, no liabilities have arisen under these indemnities in the past and, while there can be no assurances in this regard, there is no expectation that any will occur in the future. Therefore, the Sponsor does not consider it necessary to record a liability in this regard. The risk of material loss from such claims is considered remote.

Note 8: Concentration Risk

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

The Trust relies on the resources of a limited number of node operators to facilitate the Sponsor's staking activities through the custodians. Disruptions in the execution of staking activities by one or more of these service providers could adversely impact the Trust's operations. Inadequate hardware and software utilized by a node operator may result in missed staking rewards, penalization or slashing of staked ether, a forced exit from performing validator duties, or a loss of ether.

Note 9: Financial Highlights

The Trust is presenting the following financial highlights related to investment performance and operations of a Share outstanding for the nine months ended September 30, 2026 and 2025. The total return, at net asset value is based on the change in NAV of a Share during the period and the total return, at market value is based on the change in market value of a Share on the Exchange during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Nine Months Ended September 30,
	2026	2025
Per Share Activity
Net Asset Value, beginning of period	$29.64	$33.34
Net investment income (loss) (1)	(0.04)	(0.06)
Net realized and change in unrealized gain (loss)	(2.78)	7.95
Net increase (decrease) in net assets resulting from operations	(2.82)	7.89
Net Asset Value, end of period	26.82	41.23
Market Value per Share, beginning of period	29.61	33.41
Market Value per Share, end of period	$26.57	$41.55
Total Return, at Net Asset Value (2)	(9.51)%	23.68%
Total Return, at Market Value (2)	(10.27)%	24.36%
Ratios to Average Net Assets
Net investment income (loss) (3)	(0.25)%	(0.25)%
Expenses (3)	0.25%	0.25%
(1)
Based on average shares outstanding during the period.
(2)
Percentages are not annualized.
(3)
Percentages are annualized.

Note 10: Subsequent Events

In preparation of the financial statements, management has evaluated events and transactions subsequent to September 30, 2026, through the date the financial statements were issued. On October 4, 2026, the Trust's ether completed the activating process and began receiving staking rewards. Management determined that there were no other subsequent events or transactions that would require adjustments to or disclosure in the Trust's financial statements.

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

Overview of the Trust

Fidelity Ethereum Fund (the “Trust”) is an exchange-traded product that issues shares of beneficial interest (the “Shares”) that trade on the Cboe BZX Exchange, Inc. (the “Exchange”). The Trust’s investment objective is to seek to track the performance of ether, as measured by the performance of the Fidelity Ethereum Reference Rate (the “Index”), adjusted for the Trust’s expenses and other liabilities, plus an amount based on the staking rewards associated with ether. As a result of the Trust’s receipt of staking-based amounts, the Trust is expected to outperform the Index before consideration of the Trust’s expenses and other liabilities. The Index is constructed using ether price feeds from eligible ether spot markets and a volume-weighted median price (“VWMP”) methodology, calculated every 15 seconds based on VWMP spot market data over rolling sixty-minute increments. The Index is designed to reflect the performance of ether in U.S. dollars. In seeking to achieve its investment objective, the Trust holds ether and values its Shares daily based on the same methodology used to calculate the Index. The Trust is sponsored by FD Funds Management LLC (the “Sponsor”), a wholly owned subsidiary of FMR LLC. The Trust may custody its ether at Anchorage Digital Bank N.A., BitGo Bank & Trust N.A. (formerly BitGo Trust Company, Inc.) and Fidelity Digital Assets, N.A., an affiliate of the Sponsor (formerly Fidelity Digital Asset Services, LLC) (each a “Custodian” and collectively the “Custodians”), each of which provides custody services for digital assets.

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

Pursuant to the Trust's investment objective, the Sponsor utilizes the services of the Custodians to stake, or cause to be staked, all of the Trust's ether with one or more trusted node operators (which may include the Custodians or their affiliates) (each, a “Node Operator”), except for ether reserved by the Sponsor in its sole discretion to facilitate foreseeable redemption transactions, pay Trust expenses, protect the Trust and its assets, and comply with the Sponsor's adopted liquidity risk management program (the “Liquidity Program”) that provides a variety of mechanisms to monitor and manage the liquidity of the Trust's assets. Accordingly, while under normal circumstances the Trust may stake up to 100% of the Trust's ether, there is no minimum percentage the Trust is required to stake. The Sponsor generally considers normal circumstances to be periods when the Ethereum network is operating without material disruption, redemption activity is within expected ranges, and there are no extraordinary events requiring the Sponsor to reserve additional ether for liquidity management purposes. The Trust receives a portion of the staking rewards generated by a Node Operator.

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

The Administrator calculates the Trust’s NAV once each Exchange trading day. The Trust’s NAV for a normal trading day is released after 4:00 p.m. Eastern time (“EST”). Trading during the core trading session on the Exchange typically closes at 4:00 p.m. EST. However, the Trust’s NAVs are not officially struck until after 4:00 p.m. EST. The pause after 4:00 p.m. EST provides an opportunity for the Sponsor to algorithmically detect, flag, investigate, and correct unusual pricing should it occur. The Sponsor has established a Valuation and Liquidity Committee to carry out the day-to-day fair valuation responsibilities and has adopted policies and procedures to govern the fair valuation process and the activities of the Valuation and Liquidity Committee. If the Valuation and Liquidity Committee determines in good faith that the Index does not reflect an accurate ether price, then the Valuation and Liquidity Committee instructs the Administrator to employ an alternative method to determine the fair value of the Trust’s assets. In determining an alternative fair value method, the Valuation and Liquidity Committee generally considers such criteria as observable market-based inputs, including market quotations and last sale information from third-party pricing services and/or trading platforms on which ether is traded. The Valuation and Liquidity Committee’s selection of third-party pricing services used considers the qualifications, experience, and history of the pricing services and whether their valuation methodologies and procedures are reasonably designed to produce prices that reflect fair value under the prevailing market conditions.

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

Results of Operations

The Quarter Ended September 30, 2026

The Trust’s net assets increased from approximately $0.8 billion as of June 30, 2026, to $1.6 billion as of September 30, 2026. The change in the Trust’s net assets was driven by an increase in outstanding Shares, which increased from 47,800,000 as of June 30, 2026 to 58,625,000 as of September 30, 2026 as a result of 28,250,000 Shares (1,130 Baskets) being created and 17,425,000 Shares (697 Baskets) being redeemed, coupled with an increase in the price of ether, which increased 69.11% from $1,593.01 as of June 30, 2026 to $2,693.88 as of September 30, 2026.

The NAV per Share increased 69.00% from $15.87 as of June 30, 2026 to $26.82 as of September 30, 2026. The Trust’s NAV per Share increased 69.32% from $15.71 as of June 30, 2026 to $26.60 as of September 30, 2026.

The Trust’s NAV per Share of $27.53 at September 21, 2026, was the highest during the three months ended September 30, 2026, compared with a low of $16.13 at July 1, 2026.

The quantity of ether owned by the Trust and held by the ether custodians increased from 476,311 as of June 30, 2026, to 583,807 as of September 30, 2026. The increase in quantity resulted from net proceeds from issuance of capital shares which corresponded to net purchases of ether.

The net increase in net assets resulting from operations for the three months ended September 30, 2026, was approximately $0.5 billion, primarily resulting from a net change in unrealized appreciation on investment in ether of approximately $0.6 billion.

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

The quantity of ether owned by the Trust and held by the ether custodians increased from 498,722 as of June 30, 2025, to 763,730 as of September 30, 2025. The increase in quantity is the result of the net increase from capital share transactions.

The net increase in net assets resulting from operations for the three months ended September 30, 2025, was approximately $0.9 billion, primarily resulting from a net unrealized appreciation on investment in ether of approximately $1.0 billion and a net realized loss of $0.1 billion from the sale of the investment in ether for the redemption of Shares.

The Nine Months Ended September 30, 2026

The Trust’s net assets decreased from approximately $2.2 billion as of December 31, 2025, to $1.6 billion as of September 30, 2026. The change in the Trust’s net assets was driven by a decrease in outstanding Shares, which decreased from 74,550,000 as of December 31, 2025 to 58,625,000 as of September 30, 2026 as a result of 74,325,000 Shares (2,973 Baskets) being created and 90,250,000 Shares (3,610 Baskets) being redeemed, coupled with a decrease in the price of ether, which decreased 9.34% from $2,971.55 as of December 31, 2025 to $2,693.88 as of September 30, 2026.

The NAV per Share decreased 9.51% from $29.64 as of December 31, 2025 to $26.82 as of September 30, 2026. The Trust’s NAV per Share decreased 10.01% from $29.56 as of December 31, 2025 to $26.60 as of September 30, 2026.

The Trust’s NAV per Share of $33.67 at January 14, 2026, was the highest during the nine months ended September 30, 2026, compared with a low of $15.47 at June 5, 2026.

The quantity of ether owned by the Trust and held by the ether custodians decreased from 743,795 as of December 31, 2025, to 583,807 as of September 30, 2026. The decrease in quantity is the result of net redemptions of Shares during the nine months which corresponded to net sales of ether.

The net decrease in net assets resulting from operations for the nine months ended September 30, 2026, was approximately $0.4 billion, primarily resulting from a net realized loss of approximately $0.5 billion from the sale of the investment in ether for the redemption of Shares.

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

The quantity of ether owned by the Trust and held by the ether custodians increased from 471,750 as of December 31, 2024, to 763,730 as of September 30, 2025. The increase in quantity is the result of the net increase from capital share transactions.

The net increase in net assets resulting from operations for the nine months ended September 30, 2025, was $0.5 billion, primarily resulting from a net unrealized appreciation on investment in ether of $0.9 billion and a net realized loss of approximately $0.4 billion from the sale of the investment in ether for the redemption of Shares.

Cash Resources and Liquidity

The Trust does not hold a cash balance except in connection with the issuance and redemption of Baskets or to pay expenses not assumed by the Sponsor. To the extent the Trust does not have available cash to facilitate redemptions or pay expenses not assumed by the Sponsor, the Trust will sell ether. When selling ether on behalf of the Trust, the Sponsor endeavors to minimize the Trust’s holdings of assets other than ether. As a consequence, the Sponsor expects that the Trust will have an immaterial amount of cash flow from its operations and that its cash balance will be insignificant at the end of each reporting period. The Trust’s only sources of cash are proceeds from the sale of Baskets and ether. The Trust intends to make cash distributions at least quarterly in order to rely on the safe harbor conditions established by IRS Revenue Procedure 2025‑31 applicable to grantor trusts that stake digital assets.

The Trust's staking program involves the temporary loss of the ability to transfer or otherwise dispose of the Trust's ether. As part of the “bonding” and “unbonding” processes of staking, any staked portion of ether will be inaccessible for a period of time, which is variable by network demand and a range of other factors. While the Trust does not have long-term capital resource requirements or obligations, there can be no guarantee that the process for the Custodians to unstake or “exit” the Trust's staked ether positions will result in the Trust regaining complete control of its ether in time to satisfy its short-term obligations to facilitate foreseeable Shareholder redemption requests and pay Trust expenses. The Trust maintains the Liquidity Program that provides a variety of mechanisms to monitor and manage the liquidity of the Trust's assets. The Liquidity Program is available in full at the Trust's website at www.fidelity.com.

Under the Liquidity Program, the Trust maintains a portion of its investments as readily available to facilitate foreseeable redemption requests, pay Trust expenses, or protect the Trust and its assets. Assets that are readily available to meet redemption requests include cash and cash equivalents, and any investment or portion of an investment reasonably expected to be able to be liquidated, sold, transferred, or assigned within the Trust's established redemption distribution period without the conversion or disposition significantly changing the market value of the investment.

The Trust may, in its discretion and subject to the Liquidity Program, suspend the right of creation or redemption or postpone the redemption or purchase settlement date for (1) any period during which an emergency exists as a result of which the fulfillment of a purchase order or the redemption distribution is not reasonably practicable, or (2) such other period as the Sponsor determines to be necessary for the protection of Shareholders.

The Trust may exchange its staked ether for an amount of unstaked ether. In such transactions, the ether trading counterparty facilitating such trade will generally deliver an amount of unstaked ether that is less than the amount of staked ether the Trust has delivered in exchange, with such spread representing the ether trading counterparty's compensation. While such spreads are generally expected to be de minimis in relation to the Trust's overall assets, any such spread charged by an ether trading counterparty will reduce the amount of ether represented by a Share and the value of Shares.

As part of the Liquidity Program, the Trust may establish various liquidity sources, which it may use to temporarily finance the redemption requests of Shareholders or for other short-term liquidity requirements. These liquidity sources may include borrowing arrangements made via uncommitted and committed lines of credit.

As of the date of this Quarterly Report, the Trust has not entered into any line of credit or other borrowing arrangement, nor suspended the rights of creations or redemptions or postponed redemption or purchase settlement dates nor exchanged its staked ether for an amount of unstaked ether.

In exchange for the Sponsor Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. In addition to the Sponsor Fee, the Trust bears Staking Fees.

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

Sponsor Fee payments made to the Sponsor are calculated as a fixed percentage of 0.25% of the Trust’s Ether Holdings. As such, the Sponsor cannot anticipate the payment amounts that will be required under these arrangements for future periods as the Trust’s Ether Holdings are not known until a future date. In addition to the Sponsor Fee, the Trust bears the Staking Fees, which the Sponsor, the custodians, and node operators each receive from the proceeds of the node operators' staking activities that the Trust receives from the Ethereum network. The total amount of the Staking Fee equals 15% of all staking rewards received by the Trust; the Trust retains the remaining 85%. As the Sponsor cannot anticipate the amount of staking rewards that will be received by the Trust in future periods, the amount of the Staking Fee or the portion of the Staking Fee any party is entitled to will not be known until a future date.

Selected Operating Data

September 30, 2026
Price of ether on principal market (1)	$2,693.88
Index price (2)	$2,671.86

September 30, 2026
NAV per Share (3)	$26.82
Adjustment to NAV per Share	$(0.22)
Trust’s NAV per Share (4)	$26.60
(1)
The Trust performed an assessment of the principal market at 11:59:59 p.m., EST, on September 30, 2026.
(2)
Index Price as represented by the Index as of 4:00 p.m., EST, on the last business day of the period. The ether spot markets included in the Index as of the last business day of the period were Bitstamp, Coinbase, Crypto.com, Gemini, Kraken, and LMAX Digital.
(3)
The NAV per Share was calculated using the fair value of ether based on the principal market price at 11:59:59 p.m., EST, on September 30, 2026.
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

As of 4:00 p.m., EST, on the last business day of the quarter ended September 30, 2026, the Trust’s total value of ether based on the Index Price (non-GAAP methodology) was $1,559,850,389, a difference of $12,855,429 to the GAAP value, which was $1,572,705,818, and the total market value of the Trust’s ether based on the price of ether at 4:00 p.m., EST, in the principal market was $1,558,104,806, a difference of $14,601,012 to the GAAP value, which was $1,572,705,818.

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

Monthly Staking Information for the Quarter Ended September 30, 2026

Date	Staked % (1)	Gross staking reward rate (2)	Net staking reward rate (3)
September 30, 2026	27.00%	—	—
(1)
The trailing 30-day average of the percentage of the Trust’s assets that are staked, which includes assets that are actively staked and those in the bonding and unbonding process of staking.
(2)
The annualized trailing 30-day average gross staking reward rate of the Trust derived from staking activity. As of September 30, 2026, the activation process for staked ether was not completed and the Trust has not recognized staking rewards.
(3)
The annualized trailing 30-day average net staking reward rate of the Trust derived from staking activity, after staking fees. As of September 30, 2026, the activation process for staked ether was not completed and the Trust has not recognized staking rewards.

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

The following chart illustrates the movement in the Index Price, the principal market price, and the Trust’s NAV per Share during the nine months ended September 30, 2026.

Movement in Index Price, Principal Market Price, and Trust's NAV per Share
15%
5%
-5%
-15%
-25%
-35%
-45%
-55%
January 2026
February 2026
March 2026
April 2026
May 2026
June 2026
July 2026
August 2026
September 2026
Index Price
Price of ether on principal market
Trust's NAV per Share

During the nine months ended September 30, 2026, the Index Price has ranged from $1,553.00 on June 5, 2026, to $3,375.83 on January 14, 2026. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent ether spot markets individually or as a group.

During the nine months ended September 30, 2026, the 11:59:59 p.m. EST market price of ether, as reported on the Trust’s principal market, has ranged from $1,556.21 on June 25, 2026, to $3,337.73 on January 13, 2026.

Shares trade in the secondary market on the Exchange. Shares may trade in the secondary market at prices that are lower or higher relative to the Trust’s NAV per Share. The amount of the discount or premium in the trading price relative to the Trust’s NAV per Share may be influenced by various factors, including the number of Shareholders who seek to purchase or sell Shares in the secondary market and the liquidity of ether. The following chart sets out the historical closing prices for the Shares as reported by the Exchange and the Trust’s NAV per Share during the nine months ended September 30, 2026.

Trust's NAV per Share vs. Market Price per Share
$35
$30
$25
$20
$15
January 2026
February 2026
March 2026
April 2026
May 2026
June 2026
July 2026
August 2026
September 2026
Trust's NAV
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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The Trust’s risk factors have been updated since the Trust’s Annual Report on Form 10-K for the year ended December 31, 2025. The risk factors set forth under the caption “Risk Factors” in the Trust’s prospectus filed with the Securities and Exchange Commission on August 21, 2026, at pages 27 through 78, are incorporated by reference into this Item 1A. Except as set forth in or incorporated by reference from that Risk Factors section, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the Trust’s Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a)
Not applicable.
b)
Not applicable.
c)
The Trust does not purchase Shares directly from its shareholders. The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2026:

Title of Securities Registered*	Date	Total Number of Shares Redeemed	Average Price Per Share
Fidelity® Ethereum Fund Shares
	7/1/2026 to 7/31/2026	7,100,000	$18.19
	8/1/2026 to 8/31/2026	1,350,000	$22.81
	9/1/2026 to 9/30/2026	8,975,000	$24.77

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

Item 5. Other Information.

None.

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description

4.1	Third Amended and Restated Trust Agreement, incorporated by reference to Exhibit 4.1 on Form 8-K (File No. 001-42163) filed on August 10, 2026.**

10.3.1	Anchorage Digital Custodial Services Agreement, incorporated by reference to Exhibit 10.3.1 on Form 8-K (File No. 001-42163) filed on August 10, 2026.**

10.3.2	BitGo Custodial Services Agreement, incorporated by reference to Exhibit 10.3.2 on Form 8-K (File No. 001-42163) filed on August 10, 2026.**

10.6	Amended and Restated Sponsor Agreement, incorporated by reference to Exhibit 10.6 on Form 8-K (File No. 001-42163) filed on August 10, 2026.**

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

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

FIDELITY ETHEREUM FUND

Date: November 6, 2026	By:	/s/ Cynthia Lo Bessette
	Name:	Cynthia Lo Bessette
	Title:	President (Principal Executive Officer)

FIDELITY ETHEREUM FUND

Date: November 6, 2026	By:	/s/ Craig Brown
	Name:	Craig Brown
	Title:	Treasurer (Principal Financial and Accounting Officer)

* The registrant is a trust and the persons are signing in their capacities as officers of FD Funds Management LLC, the Sponsor of the registrant.

1.9912512.102

ETH-10Q3-1126